Form 10-Q
period 2024-06-30
Lionsgate Studios Corp.
filed 2024-08-08
CIK 2006191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________
Form 10-Q
____________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ____________ to  ____________
Commission File No.: 001-42102
____________________________________________________________________________________________________
Lionsgate Studios Corp.
(Exact name of registrant as specified in its charter)
____________________________________________________________________________________________________

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
250 Howe Street, 20th Floor
Vancouver, British Columbia V6C 3R8
and
2700 Colorado Avenue
Santa Monica, California 90404
(Address of principal executive offices)
____________________________________________________________________________________________________
(877) 848-3866
(Registrant’s telephone number, including area code)
____________________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares, no par value per share	LION	Nasdaq Global Select Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 5, 2024
Common Shares, no par value per share	288,681,224 shares

FORWARD-LOOKING STATEMENTS

This report includes statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seek,” “should,” “targets,” “will,” “would” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those discussed under the section titled “Risk Factors” found in our prospectus filed with the Securities and Exchange Commission (the “SEC”) on July 1, 2024 (the "Prospectus"), as supplemented on July 29, 2024, which risk factors are incorporated herein by reference, as updated by any update to the risk factors found under Part II, Item 1A. "Risk Factors" herein. These risk factors should not be construed as exhaustive and should be read with the other cautionary statements and information in the Prospectus and this report.

We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward-looking statements contained in this report as a result of various important factors, including, but not limited to: statements about the ability of Lionsgate Entertainment Corp. (“Lionsgate”) to effectuate the separation of Lionsgate Studios Corp. and the STARZ Business of Lionsgate (the “Proposed Separation”); the benefits of the Proposed Separation; the volatility of currency exchange rates; our ability to manage growth; the effects of competition on our future business; potential disruption in our employee retention as a result of the business combination; the impact of and changes in governmental regulations or the enforcement thereof, tax laws and rates, accounting guidance and similar matters in regions in which we operates or will operate in the future; international, national or local economic, social or political conditions that could adversely affect the companies and our business; the effectiveness of our internal controls and our corporate policies and procedures; changes in personnel and availability of qualified personnel; potential write-downs, write-offs, restructuring and impairment or other charges required to be taken by us subsequent to the business combination; the volatility of the market price and liquidity of our common shares; changes in our business strategy; the substantial investment of capital required to produce and market films and television series; budget overruns; limitations imposed by our intercompany financing arrangements, credit facilities and notes; unpredictability of the commercial success of our motion pictures and television programming; risks related to acquisition and integration of acquired businesses; the effects of dispositions of businesses or assets, including individual films or libraries; the cost of defending our intellectual property; technological changes and other trends affecting the entertainment industry; potential adverse reactions or changes to business or employee relationships; the impact of global pandemics on our business; weakness in the global economy and financial markets, including a recession and future bank failures and general economic uncertainty; wars, terrorism and multiple international conflicts that could cause significant economic disruption and political and social instability; labor disruption or strikes; and the other risks and uncertainties discussed under “Risk Factors” found in the Prospectus, which risk factors are incorporated herein by reference, as updated by any risk factors found under Part II, Item 1A. "Risk Factors" herein. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

Any forward-looking statements, which we make in this report, speak only as of the date of such statement, and we undertake no obligation to update such statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

This Quarterly Report on Form 10-Q may contain references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other company.

Unless otherwise indicated or the context requires, all references to the “Company,” “Lionsgate Studios,” “we,” “us,” and “our” refer to Lionsgate Studios Corp., a corporation organized under the laws of the province of British Columbia, Canada, and its direct and indirect subsidiaries.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	March 31, 2024
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$167.2	$277.0
Accounts receivable, net	578.0	688.6
Due from Starz Business (Note 20)	64.4	33.4
Other current assets	373.0	373.1
Total current assets	1,182.6	1,372.1
Investment in films and television programs, net	2,345.6	1,929.0
Property and equipment, net	34.3	37.3
Investments	77.7	74.8
Intangible assets, net	24.4	25.7
Goodwill	812.1	811.2
Other assets	789.1	852.9
Total assets	$5,265.8	$5,103.0
LIABILITIES
Accounts payable	$231.1	$246.7
Content related payables	52.8	41.4
Other accrued liabilities	273.1	282.4
Participations and residuals	578.2	647.8
Film related obligations	1,612.1	1,393.1
Debt - short term portion	716.3	860.3
Deferred revenue	388.7	170.6
Total current liabilities	3,852.3	3,642.3
Debt	847.4	923.0
Participations and residuals	442.4	435.1
Film related obligations	356.5	544.9
Other liabilities	440.1	452.5
Deferred revenue	116.8	118.4
Deferred tax liabilities	13.3	13.7
Total liabilities	6,068.8	6,129.9
Commitments and contingencies (Note 17)

Redeemable noncontrolling interests	123.0	123.3

EQUITY (DEFICIT)
Common shares, no par value, unlimited authorized, 288.7 shares issued (March 31, 2024- 253.4 shares issued)	289.3	—
Accumulated deficit	(1,339.2)	(1,249.1)
Accumulated other comprehensive income	89.1	96.7
Total Lionsgate Studios Corp shareholders’ equity (deficit)	(960.8)	(1,152.4)
Noncontrolling interests	34.8	2.2
Total equity (deficit)	(926.0)	(1,150.2)
Total liabilities, redeemable noncontrolling interests and equity (deficit)	$5,265.8	$5,103.0
See accompanying notes.

LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions, except per share amounts)
Revenues:
Revenue	$484.6	$527.5
Revenue - Starz Business (Note 20)	103.8	97.5
Total revenues	588.4	625.0
Expenses:
Direct operating	355.8	362.1
Distribution and marketing	92.6	129.2
General and administration	92.1	88.4
Depreciation and amortization	4.6	4.2
Restructuring and other	27.7	4.1
Total expenses	572.8	588.0
Operating income	15.6	37.0
Interest expense	(58.6)	(49.9)
Interest and other income	5.1	2.2
Other expense	(1.4)	(3.8)
Loss on extinguishment of debt	(1.0)	—
Equity interests income (loss)	0.9	(0.3)
Loss before income taxes	(39.4)	(14.8)
Income tax provision	(5.0)	(6.6)
Net loss	(44.4)	(21.4)
Less: Net loss attributable to noncontrolling interests	0.9	0.9
Net loss attributable to Lionsgate Studios Corp. shareholders	$(43.5)	$(20.5)

Per share information attributable to Lionsgate Studios Corp. shareholders:
Basic net loss per common share	$(0.16)	$(0.08)
Diluted net loss per common share	$(0.16)	$(0.08)

Weighted average number of common shares outstanding:
Basic	272.4	253.4
Diluted	272.4	253.4
See accompanying notes.

LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Net loss	$(44.4)	$(21.4)
Foreign currency translation adjustments, net of tax	(3.0)	0.9
Net unrealized gain (loss) on cash flow hedges, net of tax	(4.6)	16.9
Comprehensive loss	(52.0)	(3.6)
Less: Comprehensive loss attributable to noncontrolling interests	0.9	0.9
Comprehensive loss attributable to Lionsgate Studios Corp. shareholders	$(51.1)	$(2.7)

See accompanying notes.

LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

	Common Shares			Parent Net Investment	Accumulated Other Comprehensive Income	Total Lionsgate Studios Corp. Equity (Deficit)	Non-controlling Interests
	Number	Amount	Accumulated Deficit				(a)	Total Equity (Deficit)
	(Amounts in millions)
Balance at March 31, 2023	—	$—	$—	$(881.9)	$101.5	$(780.4)	$1.5	$(778.9)
Retroactive application of recapitalization	253.4	—	(881.9)	881.9	—	—	—	—
Balance at March 31, 2023, after effect of recapitalization (Note 2)	253.4	—	(881.9)	—	101.5	(780.4)	1.5	(778.9)
Net loss	—	—	(20.5)	—	—	(20.5)	0.3	(20.2)
Net transfers to Parent	—	—	(131.2)	—	—	(131.2)	—	(131.2)
Redeemable noncontrolling interests adjustment to redemption value	—	—	(5.9)	—	—	(5.9)	—	(5.9)
Other comprehensive income	—	—	—	—	17.8	17.8	—	17.8
Balance at June 30, 2023	253.4	$—	$(1,039.5)	$—	$119.3	$(920.2)	$1.8	$(918.4)

Balance at March 31, 2024	—	$—	$—	$(1,249.1)	$96.7	$(1,152.4)	2.2	$(1,150.2)
Retroactive application of recapitalization	253.4	—	(1,249.1)	1,249.1	—	—	—	—
Balance at March 31, 2024, after effect of recapitalization (Note 2)	253.4	—	(1,249.1)	—	96.7	(1,152.4)	2.2	(1,150.2)
Net loss	—	—	(43.5)	—	—	(43.5)	(0.4)	(43.9)
Net transfers to Parent prior to Separation	—	—	(46.4)	—	—	(46.4)	—	(46.4)
Noncontrolling interests (see Note 10)	—	—	—	—	—	—	33.0	33.0
Redeemable noncontrolling interests adjustment to redemption value	—	—	(0.2)	—	—	(0.2)	—	(0.2)
Other comprehensive loss	—	—	—	—	(7.6)	(7.6)	—	(7.6)
Share-based compensation, Lionsgate contribution post Separation	—	6.6	—	—	—	6.6	—	6.6
Issuance of LG Studios Common Shares upon Business Combination and PIPE Investments, net of issuance costs	35.3	282.7	—	—	—	282.7	—	282.7
Balance at June 30, 2024	288.7	$289.3	$(1,339.2)	$—	$89.1	$(960.8)	$34.8	$(926.0)
_________________________
(a)Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 10).
See accompanying notes.

LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Operating Activities:
Net loss	$(44.4)	$(21.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4.6	4.2
Amortization of films and television programs	230.5	254.1
Other impairments	18.0	—
Amortization of debt financing costs and other non-cash interest	7.9	6.0
Non-cash share-based compensation	12.6	12.2
Other amortization	9.9	9.2
Loss on extinguishment of debt	1.0	—
Equity interests (income) loss	(0.9)	0.3
Deferred income taxes	(0.4)	0.2
Changes in operating assets and liabilities:
Accounts receivable, net	167.7	82.5
Investment in films and television programs, net	(599.4)	(374.1)
Other assets	(11.1)	(1.2)
Accounts payable and accrued liabilities	(37.0)	(14.5)
Participations and residuals	(64.4)	(6.6)
Content related payables	6.7	(5.2)
Deferred revenue	212.1	38.2
Due from Starz Business	(31.0)	53.8
Net Cash Flows Provided By (Used In) Operating Activities	(117.6)	37.7
Investing Activities:
Investment in equity method investees and other	(2.0)	—
Acquisition of assets (film library and related assets)	(35.0)	—
Increase in loans receivable	—	(0.9)
Purchases of accounts receivables held for collateral	—	(49.8)
Receipts of accounts receivables held for collateral	—	46.3
Capital expenditures	(4.1)	(1.4)
Net Cash Flows Used In Investing Activities	(41.1)	(5.8)
Financing Activities:
Debt - borrowings, net of debt issuance and redemption costs	879.5	490.0
Debt - repurchases and repayments	(1,066.7)	(498.7)
Film related obligations - borrowings	583.2	507.7
Film related obligations - repayments	(557.9)	(340.9)
Purchase of noncontrolling interest	—	(0.6)
Distributions to noncontrolling interest	(0.6)	—
Parent net investment	(90.4)	(140.2)
Proceeds from Business Combination	294.0	—
Net Cash Flows Provided By Financing Activities	41.1	17.3
Net Change In Cash, Cash Equivalents and Restricted Cash	(117.6)	49.2
Foreign Exchange Effects on Cash, Cash Equivalents and Restricted Cash	(0.2)	(0.8)
Cash, Cash Equivalents and Restricted Cash - Beginning Of Period	334.4	251.4
Cash, Cash Equivalents and Restricted Cash - End Of Period	$216.6	$299.8

See accompanying notes.

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business, Basis of Presentation and Significant Accounting Policies

Nature of Operations
Lionsgate Studios Corp. (the “Company,” “Lionsgate Studios,” “we,” “us,” or “our”) is a subsidiary of Lions Gate Entertainment Corp. (“Lionsgate” or “Parent”) which encompasses the motion picture and television studio operations (collectively referred to as the “Studio Business”) of Lionsgate.
The Studio Business consists of the Motion Picture and Television Production reportable segments, together with substantially all of Lionsgate’s corporate general and administrative costs. Motion Picture consists of the development and production of feature films, acquisition of North American and worldwide distribution rights, North American theatrical, home entertainment and television distribution of feature films produced and acquired, and worldwide licensing of distribution rights to feature films produced and acquired. Television Production consists of the development, production and worldwide distribution of television productions including television series, television movies and mini-series, and non-fiction programming. Television Production includes the domestic and international licensing of Starz original productions to the Media Networks segment of Lionsgate and its subsidiaries (the “Starz Business”), and the ancillary market distribution of Starz original productions and licensed product. Additionally, the Television Production segment includes the results of operations of 3 Arts Entertainment, a talent management company.
Separation and Business Combination

On May 13, 2024, Lionsgate consummated the transactions contemplated by that certain business combination agreement (the “Business Combination Agreement”), with Screaming Eagle Acquisition Corp., a Cayman Islands exempted company (“SEAC”), SEAC II Corp., a Cayman Islands exempted company and a wholly-owned subsidiary of SEAC (“New SEAC”), LG Sirius Holdings ULC, a British Columbia unlimited liability company and a wholly-owned subsidiary of Lionsgate (“Studio HoldCo”), LG Orion Holdings ULC, a British Columbia unlimited liability company and wholly-owned subsidiary of Lionsgate (“StudioCo”), and other affiliates of SEAC. Pursuant to the terms and conditions of the Business Combination Agreement, the Studio Business was combined with SEAC through a series of transactions, including an amalgamation of StudioCo and New SEAC under a Canadian plan of arrangement (the “Business Combination”). In connection with the closing of the Business Combination, New SEAC changed its name to “Lionsgate Studios Corp.” and continues the existing business operations of the Studio Business of Lionsgate. The Company became a separate publicly traded company and its common shares, without par value (“LG Studios Common Shares”), commenced trading on Nasdaq under the symbol “LION” on May 14, 2024.
In connection with and prior to the Business Combination, Lionsgate and StudioCo entered into a separation agreement pursuant to which the assets and liabilities of the Studio Business were transferred to StudioCo such that StudioCo held, directly or indirectly, all of the assets and liabilities of the Studio Business (the “Separation”).
The Business Combination was accounted for as a reverse recapitalization in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). Under this method of accounting, SEAC is treated as the acquired company and the Studio Business is treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of Lionsgate Studios will represent a continuation of the financial statements of the Studio Business, with the Business Combination treated as the equivalent of the Studio Business issuing LG Studios Common Shares for the historical net assets of SEAC, substantially consisting of cash held in the trust account, accompanied by a recapitalization of the Studio Business equity. The historical net assets were stated at fair value, which approximated historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of the Studio Business.
The Studio Business has been determined to be the accounting acquirer in the Business Combination because Lionsgate continues to hold a controlling financial interest.
As a result of the Business Combination and additional private investments in public equities (“PIPE”) financing discussed in Note 2, former SEAC public shareholders and founders and new common equity financing investors own approximately 12.2% of LG Studios Common Shares. In addition to establishing the Studio Business as a standalone publicly-traded entity, the transaction resulted in approximately $330.0 million of gross proceeds to Lionsgate received as of June 30, 2024, including $254.3 million in PIPE financing. See Note 2 for additional information related to the Business Combination. Shortly after the closing of the Business Combination, approximately $299.0 million was used by the Company to pay down the Intercompany Note, see Note 7.
Basis of Presentation

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Upon the effective date of the Separation, the Company’s financial statements are presented on a consolidated basis, as Lionsgate completed the contribution of the Studio Business on such date. The unaudited financial statements for all periods presented, including the historical results of the Company prior to the Separation, are now referred to as the “condensed consolidated financial statements”.
For periods prior to the Separation, the Company operated as a segment of Lionsgate and not as a separate entity. The Company’s financial statements prior to the Separation were prepared on a carve-out basis and were derived from Lionsgate’s consolidated financial statements and accounting records and reflect Studio Business’s combined historical financial position, results of operations and cash flows as they were historically managed in accordance with U.S. GAAP. Prior to the Separation, a management approach was applied to determine the carve-out basis of presentation. In using the management approach, considerations over how the business operates were utilized to identify historical operations that should be presented within the carve-out financial statements.
For periods subsequent to the Separation, the accompanying unaudited condensed consolidated financial statements include the accounts of Lionsgate Studios and all of its majority-owned and controlled subsidiaries.
The unaudited condensed consolidated financial statements have been prepared in accordance with U.S.GAAP for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2025. The balance sheet at March 31, 2024 has been derived from the audited combined financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the Studio Business’ audited combined financial statements and related notes for the fiscal year ended March 31, 2024 as contained in Exhibit 99.1 of Amendment No. 1 to the Current Report on Form 8-K filed on May 30, 2024 with the U.S. Securities and Exchange Commission (“SEC”).
Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.
All revenues and costs as well as assets and liabilities directly associated with the business activity of the Studio Business were included in the accompanying unaudited condensed consolidated financial statements. Revenues and costs associated with the Studio Business were specifically identifiable in the accounting records maintained by Lionsgate and primarily represent the revenue and costs used for the determination of segment profit of the Motion Picture and Television Production segments of Lionsgate. In addition, prior to the separation, the Studio Business costs included an allocation of corporate general and administrative expense (inclusive of share-based compensation) which was allocated to the Studio Business as further discussed below. Other costs excluded from the Motion Picture and Television Production segment profit but relating to the Studio Business were generally specifically identifiable as costs of the Studio Business in the accounting records of Lionsgate and were included in the accompanying unaudited condensed consolidated financial statements in periods prior to the Separation.
In connection with the Business Combination, on May 9, 2024, Lionsgate and StudioCo entered into a shared services and overhead sharing agreement (the “Shared Services Agreement”) which took effect upon the closing of the Business Combination. The Shared Services Agreement facilitates the allocation to the Company of all corporate general and administrative expenses of Lionsgate, except for an amount of $10.0 million to be allocated annually to the Starz Business of Lionsgate. The $10.0 million allocation of Lionsgate’s corporate general and administrative expenses to the Starz Business pursuant to the Shared Services Agreement is designed to reflect the portion of corporate expenses expended and reflective of the level of effort and costs incurred related to management oversight and services provided for the Starz Business post Separation with consideration of the anticipated separation of the Starz Business.
The corporate general and administrative expenses that are allocated to the Company pursuant to the Shared Services Agreement include salaries and wages for certain executives and other corporate officers related to executive oversight, investor relations costs, costs for the maintenance of corporate facilities, and other common administrative support functions, including corporate accounting, finance and financial reporting, audit and tax costs, corporate and other legal support functions, and certain information technology and human resources. In addition, the Separation Agreement and the Shared Services Agreement provide that officers, employees and directors of the Company will continue to receive awards of equity and equity-based compensation pursuant to the existing plans of Lionsgate. Such awards will be treated as a capital contribution by Lionsgate to the Company, with the associated stock based compensation expense for such awards allocated to the Company, see Note 13.
For periods prior to the Separation, the unaudited condensed combined financial statements of the Studio Business included allocations of corporate general and administrative expenses (inclusive of share-based compensation) from Lionsgate related to

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the corporate and shared service functions historically provided by Lionsgate. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of consolidated Lionsgate revenue, payroll expense or other measures considered to be a reasonable reflection of the historical utilization levels of these services.
Management believes the assumptions underlying these unaudited condensed consolidated financial statements, including the assumptions regarding the allocation of general and administrative expenses from Lionsgate to the Studio Business prior to the Separation, are reasonable. See Note 20 for further detail of the allocations included in the unaudited condensed consolidated financial statements.
In connection with the Business Combination, the Company entered into certain intercompany note arrangements, which mirrored the terms and amounts outstanding under Lionsgate’s credit facilities as previously reflected in the historical financial statements of the Studio Business prior to the Separation, see Note 7.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the financial statements relate to ultimate revenue and costs used for the amortization of investment in films and television programs; estimates related to the revenue recognition of sales or usage-based royalties; fair value of equity-based compensation; the allocations of costs to the Company for certain corporate and shared service functions in preparing the unaudited condensed consolidated financial statements for periods prior to the Separation on a carve-out basis; fair value of assets and liabilities for allocation of the purchase price of companies and assets acquired; income taxes including the assessment of valuation allowances for deferred tax assets; accruals for contingent liabilities; impairment assessments for investment in films and television programs, property and equipment, equity investments and goodwill. Actual results could differ from such estimates.
Recent Accounting Pronouncements
Segment Reporting: In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance which expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and therefore will be effective beginning with the Company’s financial statements issued for the fiscal year ending March 31, 2025 and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.
Income Taxes: In December 2023, the FASB issued guidance which expands income tax disclosures by requiring public business entities, on an annual basis, to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, this guidance requires all entities disaggregate disclosures by jurisdiction on the amount of income taxes paid (net of refunds received), income or loss from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) from continuing operations. This guidance is effective for fiscal years beginning after December 15, 2024, and therefore will be effective beginning with the Company’s financial statements issued for the fiscal year ending March 31, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.

2. Business Combination

As discussed in Note 1, on May 13, 2024 (the “Closing Date”) the Company consummated the transactions contemplated by the Business Combination (the “Closing”).
The following table presents the number of LG Studios Common Shares issued in connection with the Closing:

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Number of LG Studios Common Shares Issued

Shares issued to SEAC public shareholders(1)	7,027,873
Shares issued to SEAC Sponsor and its permitted transferees(2)	2,010,000
Shares issued to PIPE Investors(3)	25,759,430
Additional shares issued (4)	448,127
Total shares issued in Business Combination and related transactions	35,245,430
Shares issued to Lionsgate (5)	253,435,794
Total Lionsgate Studios Common Shares following the Closing of the Business Combination	288,681,224
______________
(1) Reflects 7,027,873 LG Studios Common Shares issued to holders of Class A ordinary shares of SEAC (the “SEAC Class A Ordinary Shares”) which were subject to possible redemption. This reflects the 75,000,000 SEAC Class A Ordinary Shares outstanding as of March 31, 2024, net of 67,972,127 SEAC Class A Ordinary Shares which were redeemed prior to the Closing for $730.1 million in aggregate at a weighted average redemption price of $10.745 per share.
(2) Reflects 2,010,000 LG Studios Common Shares issued to Eagle Equity Partners V, LLC (the “SEAC Sponsor”) and its permitted transferees in connection with their SEAC Class A Ordinary Shares held after the conversion of their Class B ordinary shares of SEAC (the “SEAC Class B Ordinary Shares”) and repurchase of 16,740,000 SEAC Class B Ordinary Shares pursuant to the Sponsor Securities Repurchase, as described below, prior to the Business Combination. The number of LG Studios Common Shares issued excludes options issued in the Sponsor Securities Repurchase described below, for the purchase of 2,200,000 LG Studios Common Shares subject to certain vesting restrictions pursuant to the Sponsor Option Agreement described below.
(3) Reflects 14,141,559 LG Studios Common Shares issued at a purchase price of $9.63 per share and 11,617,871 LG Studios Common Shares issued at a purchase price of $10.165 per share, to certain institutional and accredited investors (the “PIPE Investors”) pursuant to subscription agreements as described below. Amounts exclude 1,953,976 PIPE Shares for which Reduction Rights as described below were exercised.
(4) Reflects 254,200 LG Studios Common Shares issued pursuant to share purchase and/or non-redemption agreements (the “Non-Redemption Agreements”) SEAC and New SEAC entered into with certain investors prior to the Business Combination and 193,927 LG Studios Common Shares issued to certain PIPE Investors for which Reduction Rights, as described below, were exercised.
(5) Reflects 253,435,794 LG Studios Common Shares issued to Lionsgate through a series of transactions, including an amalgamation of StudioCo and New SEAC, as consideration for the cancellation and exchange of each then issued and outstanding common share, without par value, of StudioCo. Under the recapitalization accounting, these shares are reflected as issued and outstanding as of the beginning of the earliest period presented in the unaudited condensed consolidated statements of equity (deficit).
The following table presents and reconciles elements of the Business Combination and related transactions to the consolidated statement of cash flows and the consolidated statement of equity (deficit) for the three months ended June 30, 2024 (amounts in millions):

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross cash proceeds from SEAC trust account, net of redemptions (1)	$75.7
Gross cash proceeds from PIPE Investment, net of Reduction Rights exercised(2)	254.3
Total gross cash proceeds	330.0
Less: SEAC warrant exchange payment (3)	(12.5)
Less: SEAC transaction costs	(20.1)
Less: Lionsgate Studios transaction costs	(14.7)
Net proceeds from the Business Combination and related equity issuances per the condensed consolidated statement of equity (deficit)	282.7
Add: Transaction costs accrued and not paid, net of transaction costs previously paid	11.3
Net cash proceeds from the Business Combination and related equity issuances per the condensed consolidated statement of cash flows	$294.0
______________
(1) Reflects the remaining $75.7 million in SEAC’s trust account, established at the consummation of SEAC’s initial public offering, after redemptions. As described above, 7,027,873 LG Studios Common Shares were issued to holders of SEAC Class A Ordinary Shares which were subject to possible redemption and not redeemed prior to the Closing.
(2) Reflects the gross proceeds from the issuance of 25,759,430 LG Studios Common Shares to PIPE Investors, net of Reduction Rights exercised.
(3) Prior to the Closing, each of the then issued and outstanding whole warrants of SEAC, sold as part of SEAC’s initial public offering (the “SEAC Public Warrants”) was automatically exchanged for $0.50 in cash pursuant to the terms of an amendment to the agreement governing the SEAC Public Warrants. As of the Closing, no SEAC Public Warrants were outstanding.

PIPE Investment
Concurrently with the execution of the Business Combination Agreement, SEAC, New SEAC and Lionsgate entered into subscription agreements with PIPE Investors (the “Initial Subscription Agreements”) pursuant to which PIPE Investors agreed to purchase from the Company an aggregate of 18,172,378 LG Studios Common Shares (the “Initial PIPE Shares”), at a purchase price of $9.63 per share, immediately following the Closing.
Pursuant to the Initial Subscription Agreements, certain PIPE Investors elected to offset their commitment under their Initial Subscription Agreement (the “Reduction Right”) with respect to 1,953,976 PIPE Shares, which reduced the Initial PIPE Shares to 16,218,402 shares. PIPE Investors that exercised Reduction Rights were entitled to purchase from SEAC a fractional share of newly issued SEAC Class A Ordinary Shares at a nominal purchase price for every SEAC Class A Ordinary Share for which it exercised its Reduction Right, and resulted in 193,927 newly issued SEAC Class A Ordinary Shares being issued, ultimately 193,927 LG Studios Common Shares as reflected in the table above.
Prior to the close of the Business Combination, SEAC, New SEAC and Lionsgate entered into additional subscription agreements with additional PIPE Investors pursuant to which such PIPE Investors agreed to purchase from the Company an aggregate of 11,617,871 LG Studios Common Shares at a purchase price of $10.165 per share, immediately following the Closing.
The aggregate gross proceeds from the PIPE Investment received at the Closing was $254.3 million, which amount excludes an aggregate of approximately $20.0 million that remains due from a PIPE Investor that subscribed for 2,076,843 LG Studios Common Shares pursuant to the Initial Subscription Agreements and which shares, as of June 30, 2024, are pending issuance subject to receipt of such amount.
Sponsor Option; Lions Gate Parent Issuance and Sponsor Issuance
In connection with the Business Combination, SEAC repurchased 16,740,000 of the SEAC Class B Ordinary Shares, representing the SEAC Class B Ordinary Shares in excess of 1,800,000 held by SEAC Sponsor (the “Sponsor Securities Repurchase”), in exchange for an aggregate of $1.00 and 2,200,000 options of SEAC (the “SEAC Sponsor Options”) each of which entitled SEAC Sponsor to purchase one SEAC Class A Ordinary Share at $0.0001 per share, (the “Sponsor Option Agreement”). In connection with the Business Combination, the SEAC Sponsor Options ultimately became options to purchase LG Studios Common Shares pursuant to the terms of the Sponsor Option Agreement, see Note 13. After the repurchase of the SEAC Class B Ordinary Shares, there were 2,010,000 SEAC Class B Ordinary Shares outstanding (consisting of the 1,800,000 and 210,000 of SEAC Class B Ordinary Shares held by the SEAC Sponsor and the independent directors and advisors,

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
respectively) which automatically converted into SEAC Class A Ordinary Shares and were exchanged for 2,010,000 LG Studios Common Shares as reflected in the table above.
Non-Redemption Agreements
In connection with the Business Combination, SEAC and New SEAC entered into non-redemption agreements with certain investors (the “Non-Redemption Investors”), pursuant to which Non-Redemption Investors who met the terms and conditions set forth in the non-redemption agreement were entitled to purchase from SEAC a fractional share of newly issued SEAC Class A Ordinary Shares at a nominal purchase price for every Purchase Commitment Share, as defined in the non-redemption agreement, purchased. As a result, 254,200 newly issued SEAC Class A Ordinary Shares were issued to the Non-Redemption Investors, ultimately 254,200 LG Studios Common Shares as reflected in the table above.
Intercompany Note Repayment
Following the close of the Business Combination, the Company transferred the aggregate transaction proceeds less the SEAC warrant exchange payment and SEAC transaction expenses, in cash to Lionsgate in partial repayment of the Intercompany Note, see Note 7.

3. Acquisitions

Acquired Library
On June 5, 2024, the Company invested approximately $35.0 million for a 51% members’ interest in a newly formed limited liability company, CP LG Library Holdings, LLC (“CP LG”), with the Company designated as the managing member of CP LG. CP LG used the funds received from the Company, along with funds invested by the 49% member, to acquire a library of 46 films for approximately $68.6 million. Also on June 5, 2024, the Company entered into a distribution agreement with CP LG to distribute the titles in the acquired library. The purchase included the film library (of which $48.3 million of the purchase price was allocated to investment in film and television programs for the film library), accounts receivable and certain liabilities associated with the film library, most notably participations and residuals liabilities.
The Company determined that CP LG is a variable interest entity (“VIE”) for which it is the primary beneficiary and is consolidated under the applicable accounting guidance as the Company has the power to direct the significant activities and the right to receive benefits and obligation to absorb losses of CP LG. The Company concluded that the acquired library and related assets and liabilities was not a business and therefore, accounted for the acquisition as an initial consolidation of a VIE that is not a business under the applicable accounting guidance. There was no gain or loss recognized upon initial consolidation of the VIE as the sum of the fair value of the consideration paid and noncontrolling interest equaled the fair value of the net assets on the acquisition date. See Note 10 for the noncontrolling interest recorded related to CP LG.
As of June 30, 2024, the unaudited condensed consolidated balance sheet included assets and liabilities of CP LG totaling $79.8 million (which is primarily comprised of investment in film and television programs) and $11.2 million, respectively. The assets and liabilities of CP LG primarily consist of accounts receivable, investment in film and television programs, and participations and residuals.

eOne Acquisition
On December 27, 2023, Lionsgate and its subsidiaries, Lions Gate Entertainment Inc., a Delaware corporation (“LGEI”), and Lions Gate International Motion Pictures S.à.r.l., a Luxembourg société à responsabilité limitée (“LGIMP” and, with the Company and LGEI, collectively the “Buyers”), completed the acquisition of all of the issued and outstanding equity interests of the companies constituting the Entertainment One television and film (“eOne”) business from Hasbro, Inc., a Rhode Island corporation (“Hasbro”), pursuant to that certain Equity Purchase Agreement (the “Purchase Agreement”) dated August 3, 2023. The aggregate cash purchase price was approximately $385.1 million, and was subject to further adjustment based on final determination of purchase price adjustments, including for cash, debt, and working capital. Subsequent to June 30, 2024, the final purchase price was determined, resulting in a $12.0 million reduction of the purchase price. The acquisition of eOne, a film and television production and distribution company, builds the Company's film and television library, strengthens the Company's scripted and unscripted television business, and continues to expand the Company's presence in Canada and the U.K.
The acquisition was accounted for under the acquisition method of accounting, with the financial results of eOne included in the Company's consolidated results from December 27, 2023.
Allocation of Purchase Consideration. The Company has made a preliminary estimate of the allocation of the preliminary purchase price of eOne to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value. The Company is still evaluating the fair value of film and television programs and libraries, projects in development, intangible

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assets, participations and residuals liabilities and income taxes, in addition to ensuring all other assets and liabilities have been identified and recorded. The Company has estimated the preliminary fair value of assets acquired and liabilities assumed based on information currently available and will continue to adjust those estimates as additional information pertaining to events or circumstances present at December 27, 2023 becomes available and final appraisals and analysis are completed. The Company will reflect measurement period adjustments, in the period in which the adjustments occur, and the Company will finalize its accounting for the acquisition within one year from December 27, 2023 (see Note 6 for measurement period adjustments recorded through June 30, 2024). A change in the fair value of the net assets may change the amount recognized to goodwill. If the final fair value estimates and tax adjustments related to the net assets acquired decrease from their preliminary estimates, the amount of goodwill will increase and if the final fair value estimates and tax adjustments related to the net assets acquired increase from their preliminary estimates, the amount of goodwill will decrease and may result in a gain on purchase. In addition, the final fair value estimates related to the net assets acquired could impact the amount of amortization expense recorded associated with amounts allocated to film and television programs and other intangible assets. The preliminary goodwill amount is reflected in the table below, and arises from the opportunity for strengthening our global distribution infrastructure and enhanced positioning for motion picture and television projects and selling opportunities. The goodwill will not be amortized for financial reporting purposes, and will not be deductible for federal tax purposes. The fair value measurements were primarily based on significant inputs that are not observable in the market, such as discounted cash flow (DCF) analyses, and thus represent Level 3 fair value measurements.
The preliminary allocation of the purchase price to the assets acquired and liabilities assumed (including measurement period adjustments recorded through June 30, 2024, see Note 6), and a reconciliation to total consideration transferred is presented in the table below:

(Amounts in millions)
Cash and cash equivalents	$54.1
Accounts receivable	294.6
Investment in films and television programs	371.8
Property and equipment	14.0
Intangible assets	4.0
Other assets(1)	171.8
Accounts payable and accrued liabilities	(66.7)
Content related payable	(38.8)
Participations and residuals(1)	(199.6)
Film related obligations(1)	(105.8)
Other liabilities and deferred revenue (1)	(130.9)
Preliminary fair value of net assets acquired	368.5
Goodwill	16.6
Preliminary purchase price consideration at June 30, 2024(2)	$385.1
______________
(1) Includes current and non-current amounts.
(2) The preliminary purchase price consideration excludes amounts related to the settlement of the final purchase price subsequent to June 30, 2024, as disclosed above.
Investment in films and television programs includes the preliminary fair value of completed films and television programs which have been produced by eOne or for which eOne has acquired distribution rights, as well as the preliminary fair value of films and television programs in production, pre-production and development. For investment in films and television programs, the fair value was preliminarily estimated based on forecasted cash flows discounted to present value at a rate commensurate with the risk of the assets. Titles that were released less than three years prior to the acquisition date (December 27, 2023) were valued individually and will be amortized using the individual film forecast method, based on the ratio of current period revenues to management’s estimated remaining total gross revenues to be earned ("ultimate revenue"). Titles released more than three years prior to the acquisition date were valued as part of a library and will be amortized on a straight-line basis over the estimated useful life of 5 years to 10 years.
The intangible assets acquired include trade names with a weighted average estimated useful life of 5 years. The fair value of the trade names was preliminarily estimated based on the present value of the hypothetical cost savings that could be realized by the owner of the trade names as a result of not having to pay a stream of royalty payments to another party. These cost

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
savings were calculated based on a DCF analysis of the hypothetical royalty payment that a licensee would be required to pay in exchange for use of the trade names, reduced by the tax effect realized by the licensee on the royalty payments.
Other preliminary fair value adjustments were made to property and equipment and right-of-use lease assets to reflect the fair value of certain assets upon acquisition.
Deferred taxes, net of any required valuation allowance, were preliminarily adjusted to record the deferred tax impact of acquisition accounting adjustments primarily related to amounts allocated to film and television programs, other intangible assets, and certain property and equipment, right-of-use lease assets, and other liabilities.
The fair value of eOne's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, participations and residuals, film related obligations and other liabilities were estimated to approximate their book values.
Pro Forma Statement of Operations Information. The following unaudited pro forma condensed consolidated statement of operations information presented below illustrates the results of operations of the Company as if the acquisition of eOne as described above occurred on April 1, 2023. The unaudited pro forma condensed consolidated financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition had occurred on April 1, 2023, nor is it indicative of future results. The statement of operations information below includes the statement of operations of eOne for the three months ended June 30, 2023 combined with the Company's statement of operations for the three months ended June 30, 2023.

Three Months Ended
June 30,
2023
(Amounts in millions)
Revenues	$767.4
Net loss attributable to Lionsgate Studios Corp.	$(311.1)
The unaudited pro forma condensed consolidated financial information includes, where applicable, adjustments for (i) reductions in amortization expense from the fair value adjustments to investment in films and television programs, (ii) reduction in amortization expense related to acquired intangible assets, (iii) reduction in depreciation expense from the fair value of property and equipment, (iv) transaction costs and other one-time non-recurring costs, (v) increase in interest expense resulting from financing the acquisition with borrowings under the Company's revolving credit facility, (vi) elimination of intercompany activity between eOne and the Company, and (vii) associated tax-related impacts of adjustments. These pro forma adjustments are based on available information as of the date hereof and upon assumptions that the Company believes are reasonable to reflect the impact of the acquisition of eOne on the Company's historical financial information on a supplemental pro forma basis. The unaudited pro forma condensed consolidated statement of operations information does not include adjustments related to integration activities, operating efficiencies or cost savings. In addition, the unaudited pro forma condensed consolidated financial information for the three months ended June 30, 2023 includes an impairment of goodwill and trade name of $296.2 million which was reflected in the statement of operations of eOne for the three months ended June 30, 2023.

The results of operations of eOne were reflected beginning December 27, 2023, in the Motion Picture and Television Production reportable segments of the Company.

4. Investment in Films and Television Programs
The predominant monetization strategy for all of the Company’s investments in films and television programs is on an individual film basis. Total investment in films and television programs is as follows:

	June 30, 2024	March 31, 2024
	(Amounts in millions)
Investment in Films and Television Programs:
Released, net of accumulated amortization	$966.1	$992.2
Completed and not released	301.9	225.4
In progress	1,011.0	644.4
In development	66.6	67.0
Investment in films and television programs, net	$2,345.6	$1,929.0

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
At June 30, 2024, acquired film and television libraries have remaining unamortized costs of $266.4 million, which are monetized individually and are being amortized on a straight-line basis or the individual-film-forecast method over a weighted average remaining period of approximately 13.0 years (March 31, 2024 - unamortized costs of $223.1 million).
Amortization of investment in film and television programs was $230.5 million and $254.1 million for the three months ended June 30, 2024 and 2023, respectively, and was included in direct operating expense in the unaudited condensed consolidated statements of operations.
Impairments. Investment in films and television programs includes write-downs to fair value, which are included in direct operating expense on the unaudited condensed consolidated statements of operations, and represented the following amounts by segment for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Impairments by segment:
Included in direct operating expense(1):
Motion Picture	$0.3	$0.2
________________________
(1)Impairments included in direct operating expense are included in the amortization expense amounts disclosed above.

5. Investments
The Company’s investments consisted of the following:

	June 30, 2024	March 31, 2024
	(Amounts in millions)
Investments in equity method investees	$71.3	$68.4
Other investments	6.4	6.4
	$77.7	$74.8

Equity Method Investments:
The Company has investments in various equity method investees with ownership percentages ranging from approximately 6% to 49%. These investments include:
Spyglass. Spyglass is a global premium content company, focused on developing, producing, financing and acquiring motion pictures and television programming across all platforms for worldwide audiences.
STARZPLAY Arabia. STARZPLAY Arabia (Playco Holdings Limited) offers a STARZ-branded online subscription video-on-demand service in the Middle East and North Africa.
Roadside Attractions. Roadside Attractions is an independent theatrical distribution company.
Pantelion Films. Pantelion Films is a joint venture with Videocine, an affiliate of Televisa, which produces, acquires and distributes a slate of English and Spanish language feature films that target Hispanic moviegoers in the U.S.
42. 42 is a fully integrated management and production company, producing film, television and content, representing actors, writers, directors, comedians, presenters, producers, casting directors and media book rights; with offices in London and Los Angeles.
Other. In addition to the equity method investments discussed above, the Company holds ownership interests in other immaterial equity method investees.

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Goodwill

Goodwill
Changes in the carrying value of goodwill by reporting segment were as follows:

	Motion Picture	Television Production	Total
	(Amounts in millions)
Balance as of March 31, 2024	$398.6	$412.6	$811.2
Measurement period adjustments(1)	(3.9)	4.8	0.9
Balance as of June 30, 2024	$394.7	$417.4	$812.1

________________________
(1)Measurement period adjustments for the acquisition of eOne reflect an increase to goodwill of $0.9 million resulting from a net decrease in estimated fair value of the net assets acquired. The decrease in the estimated fair value of the net assets acquired consisted of a net decrease to accounts receivable of $4.2 million, net increases to content related payables of $3.4 million, and other liabilities of $0.4 million, partially offset by a net increase to other assets of $3.7 million and decreases to accrued liabilities of $1.1 million and participations and residuals of $2.3 million.

7. Debt
Total debt of the Company, excluding film related obligations, was as follows:

	June 30, 2024	March 31, 2024
	(Amounts in millions)
Intercompany Revolver	$66.7	$—
Intercompany Note:
LGTV Revolver (1)	585.0	575.0
LGTV Term Loan A(1)	314.4	399.3
LGTV Term Loan B(1)	605.1	819.2
Total corporate debt	1,571.2	1,793.5
Unamortized debt issuance costs	(7.5)	(10.2)
Total debt, net	1,563.7	1,783.3
Less current portion	(716.3)	(860.3)
Non-current portion of debt	$847.4	$923.0
________________________
(1)As of March 31, 2024, amounts reflect the balances outstanding under Lionsgate’s Credit Agreement (including the revolving credit facility, term loan A and term loan B, together referred to as the “Lionsgate Senior Credit Facilities”) prior to the Company’s entry into the Intercompany Note with LGCH described below.

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Intercompany Note and Intercompany Revolver
Intercompany Note. In connection with the Separation and Business Combination, on May 8, 2024, Lions Gate Capital Holdings LLC, a Delaware limited liability company and subsidiary of Lionsgate (“LGCH”), which is not a consolidated subsidiary of Lionsgate Studios, as lender, entered into an intercompany note and assumption agreement (the “Intercompany Note”) with Lions Gate Television Inc., a Delaware corporation and wholly owned consolidated subsidiary of the Company (“LGTV”), as borrower and assuming party.
Pursuant to the Intercompany Note, LGTV is able to borrow up to $1.1 billion from LGCH on a revolving basis (the “LGTV Revolver”). LGTV also assumed balances of $399.3 million in term A loans (“LGTV Term Loan A”) and $819.2 million in term B loans (“LGTV Term Loan B” and together with the LGTV Revolver and the LGTV Term Loan A, the “LGTV Loans”). Assumed balances of the LGTV Term Loan A and LGTV Term Loan B reflected the outstanding balances of Lionsgate’s term loan A and term loan B under the credit and guarantee agreement dated December 8, 2016, as amended (the “Lionsgate Credit Agreement”). The terms of the Intercompany Note provide that the outstanding obligations and debt service requirements (principal and interest payments) of the Company remain substantially similar to the amounts and terms reflected in historical periods prior to the Separation.
Intercompany Revolver. In addition, in connection with the Separation and Business Combination, on May 13, 2024, LGAC International LLC, a Delaware limited liability company and wholly owned consolidated subsidiary of the Company (“LGAC International”) and Lions Gate Capital Holdings 1, Inc., a Delaware corporation and subsidiary of Lionsgate (“LGCH1”), which is not a consolidated subsidiary of Lionsgate Studios, entered into a revolving credit agreement (the “Intercompany Revolver”), pursuant to which LGAC International and LGCH1 agreed to make revolving loans to each other from time to time, provided that the net amount owing by one party to the other at any particular time may not exceed $150.0 million. Amounts advanced by one party will be used to repay existing indebtedness owing to the other party thereunder, if any, such that at no time will amounts be owing in both directions. The net amount owing under the Intercompany Revolver, at any time, shall bear interest on the outstanding principal amount at a rate equal to adjusted term SOFR plus 1.75%. The Intercompany Revolver will, among other things, terminate in connection with a full separation of the Studio and Starz Businesses.
LGTV Revolver Availability of Funds & Commitment Fee. The Company’s borrowing capacity under the LGTV Revolver is $1.1 billion, and as of June 30, 2024 there was $515.0 million available thereunder. LGTV is required to pay a quarterly commitment fee on the revolving credit facility of 0.250% to 0.375% per annum, depending on Lionsgate’s achievement of certain leverage ratios, as defined in the Lionsgate Credit Agreement.
Maturity Date:
•LGTV Revolver & LGTV Term Loan A: April 6, 2026. The outstanding amounts may become due on December 23, 2024 (i.e., 91 days prior to March 24, 2025) prior to its maturity on April 6, 2026 in the event that the aggregate principal amount of Lionsgate’s outstanding term loan B in excess of $250 million has not been repaid, refinanced or extended by Lionsgate to have a maturity date on or after July 6, 2026. The Company expects Lionsgate to repay and/or refinance and extend the maturity date of its term loan B prior to December 23, 2024 such that the maturity of the LGTV Revolver and LGTV Term Loan A are not accelerated.
•LGTV Term Loan B: March 24, 2025.
Interest:
•LGTV Revolver & LGTV Term Loan A: The LGTV Revolver and LGTV Term Loan A bear interest at a rate per annum equal to SOFR plus 0.10% plus 1.75% margin (or an alternative base rate plus 0.75%), with a SOFR floor of zero. The margin is subject to potential increases of up to 50 basis points (two increases of 25 basis points each) upon certain increases to net first lien leverage ratios, as defined in the Lionsgate Credit Agreement (effective interest rate of 7.18% as of June 30, 2024, before the impact of interest rate swaps, see Note 18 for interest rate swaps).
•LGTV Term Loan B: The LGTV Term Loan B bears interest at a rate per annum equal to SOFR plus 0.10% plus 2.25% margin, with a SOFR floor of zero (or an alternative base rate plus 1.25% margin) (effective interest rate of 7.68% as of June 30, 2024, before the impact of interest rate swaps).
Required Principal Payments:
•LGTV Term Loan A: Principal payments are required in an amount equal to LGTV’s pro rata share (as determined by LGCH in its reasonable discretion) of the principal payments due and payable under the Lionsgate Credit Agreement. The Lionsgate Credit Agreement requires quarterly principal payments, at quarterly rates of 1.75% and increasing to 2.50% beginning September 30, 2024 through March 31, 2026, with the balance payable at maturity.
•LGTV Term Loan B: Principal payments are required in an amount equal to LGTV’s pro rata share (as determined by LGCH in its reasonable discretion) of the principal payments due and payable under the Lionsgate Credit Agreement.

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Lionsgate Credit Agreement requires quarterly principal payments, at a quarterly rate of 0.25%, with the balance payable at maturity.
The LGTV Term Loan A and LGTV Term Loan B also require mandatory prepayments in the event LGCH is required to make a mandatory repayment pursuant to the terms of the Lionsgate Credit Agreement. The Lionsgate Credit Agreement requires repayment in connection with certain asset sales, subject to certain significant exceptions. The LGTV Term Loan B is subject to additional mandatory repayment of its pro rata share (as determined by LGCH) from specified percentages of excess cash flow, as defined in the Lionsgate Credit Agreement.
Optional Prepayment:
•LGTV Revolver LGTV Term Loan A & LGTV Term Loan B: The Company may voluntarily prepay the LGTV Loans at any time without premium or penalty.
Guarantee and Security Matters. The Company and certain of its subsidiaries continue to be guarantors under the Lionsgate Senior Credit Facilities. The Lionsgate Senior Credit Facilities are secured by a security interest in substantially all of the assets of Lionsgate and the Guarantors (as defined in the Credit Agreement), subject to certain exceptions. The Intercompany Note and the Intercompany Revolver are not secured obligations of the obligors thereunder. In the event the Company and its subsidiaries that are Guarantors cease to be Guarantors under the Lionsgate Senior Credit Facilities, LGCH has the right to cause the Company and such subsidiaries to take actions to become guarantors under the Intercompany Note and provide security over property or assets previously pledged under the Lionsgate Senior Credit Facilities.
Covenants. The Intercompany Note contains representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings. In addition, the Intercompany Note requires the Company observe and perform each of the covenants set forth in the Lionsgate Credit Agreement which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Lionsgate Credit Agreement and are tested quarterly by Lionsgate. These covenants and ratios are applicable to and computed for the applicable entities pursuant to the Lionsgate Credit Agreement, which includes Lionsgate subsidiaries which are not part of the Company. As of June 30, 2024, the Company and Lionsgate were in compliance with all applicable covenants.
Sale Transaction or Change of Control. LGTV is required to prepay the LGTV Loans immediately prior to or simultaneously with the closing of any Sale Transaction or Change of Control, as defined in the Intercompany Note.
Lionsgate Exchange Notes and Existing Notes:
On May 8, 2024, LGCH1, an indirect, wholly-owned subsidiary of Lionsgate, which is not a consolidated subsidiary of Lionsgate Studios, issued $389.9 million aggregate principal amount of 5.5% senior notes due 2029 (the “Exchange Notes”) in exchange for an equivalent amount of Lionsgate’s existing 5.5% senior notes due 2029 (the “Existing Notes”). The Exchange Notes initially bear interest at 5.5% annually and mature April 15, 2029, with the interest rate increasing to 6.0% and the maturity date extending to April 15, 2030 effective upon Lionsgate’s completion of the separation of the Starz Business from the Studio Business. Lionsgate may redeem the Exchange Notes, in whole at any time, or in part from time to time, prior to or on and after the Separation Closing Date, as defined in the indenture governing the Exchange Notes, at certain specified redemption prices set forth in the indenture governing the Exchange Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date.
The Exchange Notes and Existing Notes and related interest expense are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company and certain of its subsidiaries are guarantors under the Exchange Notes and the Existing Notes. Upon completion of the separation of the Starz Business from the Studio Business, the Exchange Notes will become obligations of the Company and will be reflected in the Company’s financial statements at that time.
The outstanding principal balance of the Exchange Notes and Existing Notes totaled $715.0 million at June 30, 2024 and March 31, 2024.
As of June 30, 2024, Lionsgate was in compliance with all applicable covenants with respect to the Exchange Notes and the Existing Notes.
Debt Transactions
LGTV Term Loan A and LGTV Term Loan B Prepayment.
In the quarter ended June 30, 2024, the Company used the proceeds from the Business Combination to prepay $84.9 million principal amount of the LGTV Term Loan A and $214.1 million of the LGTV Term Loan B, together with accrued and unpaid interest thereon.

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Loss on Extinguishment of Debt
During the three months ended June 30, 2024 and 2023, the Company recorded a loss on extinguishment of debt related to the transactions described above as summarized in the table below.

	Three Months Ended June 30,
	2024	2023
	(Amounts in millions)
Loss on Extinguishment of Debt:
Term Loan A and Term Loan B repayment(1)	$(1.0)	$—
________________________
(1)See LGTV Term Loan A and LGTV Term Loan B Prepayment above.
8. Film Related Obligations

	June 30, 2024	March 31, 2024
	(Amounts in millions)
Film related obligations:
Production Loans	$1,306.4	$1,292.2
Production Tax Credit Facility	260.0	260.0
Backlog Facility and Other	313.0	287.3
IP Credit Facility	100.6	109.9
Total film related obligations	1,980.0	1,949.4
Unamortized issuance costs	(11.4)	(11.4)
Total film related obligations, net	1,968.6	1,938.0
Less current portion	(1,612.1)	(1,393.1)
Total non-current film related obligations	$356.5	$544.9

Production Loans. Production loans represent individual and multi-title loans for the production of film and television programs that the Company produces. The majority of the Company’s production loans have contractual repayment dates either at or near the expected completion or release dates, with the exception of certain loans containing repayment dates on a longer term basis, and incur primarily SOFR-based interest at a weighted average rate of 6.85% (before the impact of interest rate swaps, see Note 18 for interest rate swaps). Production loans amounting to $1,086.9 million are secured by collateral which consists of the underlying rights related to the intellectual property (i.e. film or television show), and $219.5 million are unsecured.
Production Tax Credit Facility. In January 2021, as amended in March 2024, the Company entered into a non-recourse senior secured revolving credit facility (the “Production Tax Credit Facility”) based on and secured by collateral consisting solely of certain of the Company’s tax credit receivables.
The maximum principal amount of the Production Tax Credit Facility is $260.0 million, subject to the amount of collateral available, which is based on specified percentages of amounts payable to the Company by governmental authorities pursuant to the tax incentive laws of certain eligible jurisdictions that arise from the production or exploitation of motion pictures and television programming in such jurisdiction. Cash collections from the underlying collateral (tax credit receivables) are used to repay the Production Tax Credit Facility. As of June 30, 2024, tax credit receivables amounting to $336.8 million represented collateral related to the Production Tax Credit Facility. Advances under the Production Tax Credit Facility bear interest at a rate equal to SOFR plus 0.10% to 0.25% depending on the SOFR term (i.e., one, three or six months), plus 1.50% per annum or the base rate plus 0.50% per annum (effective interest rate of 6.93% at June 30, 2024). The Production Tax Credit Facility matures on January 27, 2025. As of June 30, 2024, there were no amounts available under the Production Tax Credit Facility.

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
IP Credit Facility. In July 2021, as amended in September 2022, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the “IP Credit Facility”) based on and secured by the collateral consisting solely of certain of the Company’s rights in certain acquired library titles. The maximum principal amount of the IP Credit Facility is $161.9 million, subject to the amount of collateral available, which is based on the valuation of cash flows from the libraries. The cash flows generated from the exploitation of the rights will be applied to repay the IP Credit Facility subject to cumulative minimum guaranteed payment amounts as set forth below:

Cumulative Period From September 29, 2022 Through:	Cumulative Minimum Guaranteed Payment Amounts	Payment Due Date
	(in millions)
September 30, 2024	$60.7	November 14, 2024
September 30, 2025	$91.1	November 14, 2025
September 30, 2026	$121.4	November 14, 2026
July 30, 2027	$161.9	July 30, 2027
Advances under the IP Credit Facility bear interest at a rate equal to, at the Company’s option, SOFR plus 0.11% to 0.26% depending on the SOFR term (i.e., one or three months) plus 2.25% per annum (with a SOFR floor of 0.25%) or the base rate plus 1.25% per annum (effective interest rate of 7.77% at June 30, 2024). The IP Credit Facility matures on July 30, 2027.
Backlog Facility and Other:
Backlog Facility. In March 2022, as amended in August 2022, certain subsidiaries of the Company entered into a committed secured revolving credit facility (the “Backlog Facility”) based on and secured by collateral consisting solely of certain of the Company’s fixed fee or minimum guarantee contracts where cash will be received in the future. The maximum principal amount of the Backlog Facility is $175.0 million, subject to the amount of eligible collateral contributed to the facility. Advances under the Backlog Facility bear interest at a rate equal to Term SOFR plus 0.10% to 0.25% depending on the SOFR term (i.e., one, three or six months), plus an applicable margin amounting to 1.15% per annum. The applicable margin is subject to a potential increase to either 1.25% or 1.50% based on the weighted average credit quality rating of the collateral contributed to the facility (effective interest rate of 6.58% at June 30, 2024). The Backlog Facility revolving period ends on May 16, 2025, at which point cash collections from the underlying collateral is used to repay the facility. The facility maturity date is up to two years, 90 days after the revolving period ends, currently August 14, 2027. As of June 30, 2024, there was $175.0 million outstanding under the Backlog Facility, and there were no amounts available under the Backlog Facility (March 31, 2024 - $175.0 million outstanding).
Other. The Company has other loans, which are secured by accounts receivable and contracted receivables which are not yet recognized as revenue under certain licensing agreements. Outstanding loan balances under these “other” loans must be repaid with any cash collections from the underlying collateral if and when received by the Company, and may be voluntarily repaid at any time without prepayment penalty fees. As of June 30, 2024, there was $138.0 million outstanding (March 31, 2024 - $112.3 million outstanding,) under the “other” loans, incurring SOFR-based interest at a weighted average rate of 6.84%, of which $67.9 million has a contractual repayment date in July 2025 and $70.1 million has a contractual repayment date in April 2027. As of June 30, 2024, accounts receivable amounting to $84.8 million and contracted receivables not yet reflected as accounts receivable on the balance sheet at June 30, 2024 amounting to $81.1 million represented collateral related to the "other" loans.
Lionsgate Film Related Obligations
The Company is a guarantor under certain film related obligations of the Starz Business of Lionsgate with an outstanding principal balance of $53.8 million and nil at June 30, 2024 and March 31, 2024, respectively, with maturity dates of August 2024.

9. Fair Value Measurements
Fair Value
Accounting guidance and standards about fair value define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
Fair Value Hierarchy

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The accounting guidance and standards establish three levels of inputs that may be used to measure fair value:

•Level 1 — Quoted prices in active markets for identical assets or liabilities.
•Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.
The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of June 30, 2024 and March 31, 2024:

	June 30, 2024			March 31, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in millions)
Interest rate swaps (see Note 18)	$—	$28.1	$28.1	$—	$35.6	$35.6

Liabilities:
Forward exchange contracts (see Note 18)	—	(1.6)	(1.6)	—	(2.8)	(2.8)

The following table sets forth the carrying values and fair values of the Company’s outstanding debt and film related obligations at June 30, 2024 and March 31, 2024:

	June 30, 2024		March 31, 2024
	(Amounts in millions)
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
		(Level 2)		(Level 2)
LGTV Term Loan A	$312.6	$312.9	$396.6	$397.3
LGTV Term Loan B	603.9	604.3	816.9	818.1
Production Loans	1,301.3	1,306.4	1,286.2	1,292.2
Production Tax Credit Facility	259.1	260.0	258.7	260.0
Backlog Facility and Other	309.7	313.0	285.4	287.3
IP Credit Facility	98.5	100.6	107.6	109.9
________________
(1)The Company measures the fair value of its outstanding debt and interest rate swaps using discounted cash flow techniques that use observable market inputs, such as SOFR-based yield curves, swap rates, and credit ratings (Level 2 measurements).

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable, content related payables, other accrued liabilities, other liabilities, borrowings under the LGTV Revolver, Intercompany Revolver and borrowings under Lionsgate’s revolving credit facility prior to the Separation, if any. The carrying values of these financial instruments approximated the fair values at June 30, 2024 and March 31, 2024.

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Noncontrolling Interests
Redeemable Noncontrolling Interests

Redeemable noncontrolling interests (included in temporary equity on the consolidated balance sheets) primarily relate to 3 Arts Entertainment and Pilgrim Media Group, as further described below.

Redeemable noncontrolling interests are measured at the greater of (i) the redemption amount that would be paid if settlement occurred at the balance sheet date less the amount attributed to unamortized noncontrolling interest discount if applicable, or (ii) the historical value resulting from the original acquisition date value plus or minus any earnings or loss attribution, plus the amount of amortized noncontrolling interest discount, less the amount of cash distributions that are not accounted for as compensation, if any. The amount of the redemption value in excess of the historical values of the noncontrolling interest, if any, is recognized as an increase to redeemable noncontrolling interest and a charge to retained earnings or accumulated deficit.

The table below presents the reconciliation of changes in redeemable noncontrolling interests:

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Beginning balance	$123.3	$343.6
Net loss attributable to redeemable noncontrolling interests	(0.5)	(1.2)
Adjustments to redemption value	0.3	6.0
Cash distributions	(0.1)	(0.6)
Purchase of noncontrolling interest	—	(0.6)
Ending balance	$123.0	$347.2

3 Arts Entertainment. During the fourth quarter of the year ended March 31, 2024 (in January 2024), the Company closed on the acquisition of an additional 25% of 3 Arts Entertainment representing approximately half of the noncontrolling interest for $194.1 million. In addition, the Company purchased certain profit interests held by certain managers and entered into certain option rights agreements, which replaced the put and call rights under the previous arrangement by providing noncontrolling interest holders the right to sell to the Company and the Company the right to purchase their remaining (24%) interest beginning in January 2027.

At the completion of the purchase, a portion of the noncontrolling interest continued to be considered compensatory, as it was subject to forfeiture provisions upon termination of employment under certain circumstances, and the remaining portion represented the noncontrolling interest holders' fully vested equity interest. Under the new arrangement, the holders' right to sell their interest to the Company, and the Company's right to purchase the noncontrolling interest, are based on a formula-based amount (i.e., a fixed EBITDA multiple), subject to a minimum purchase price, rather than being based on fair value. Since the redemption features described above were based on a formula using a fixed multiple, the compensatory portion of the noncontrolling interest is now considered a liability award, and as a result, during the fourth quarter of fiscal 2024, approximately $93.2 million was reclassified from mezzanine equity to a liability, and is reflected in "other liabilities - non-current" in the consolidated balance sheet at March 31, 2024 and June 30, 2024.

The redeemable noncontrolling interest balance related to 3 Arts Entertainment reflects the fully vested equity portion of the noncontrolling interest, which remains classified as redeemable noncontrolling interest outside of shareholders' equity on the Company's consolidated balance sheets due to the purchase and sale rights beginning in 2027 which were determined to be embedded in the noncontrolling interest, and are outside the control of the Company. The redeemable noncontrolling interest is being adjusted to its redemption value through accumulated deficit through the sale or purchase right date in January 2027. Subsequent to the January 2024 transactions noted above, changes in the carrying value of the redeemable noncontrolling interest are reflected in the calculation of basic and diluted net income or loss per common share attributable to Lionsgate Studios Corp. shareholders, if dilutive, or to the extent the adjustments represent recoveries of amounts previously reflected in the computation of basic and diluted net income or loss per common share attributable to Lionsgate Studios Corp. shareholders (see Note 12).

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The liability component of the noncontrolling interest is reflected at its estimated redemption value, with any changes in estimated redemption value recognized as a charge or benefit in general and administrative expense in the consolidated statements of operations over the vesting period (i.e., the period from January 2, 2024 to the sale or purchase right date in January 2027). Earned distributions continue to be accounted for as compensation since such amounts are allocated to the holders based on performance, and are being expensed within general and administrative expense as incurred.

Pilgrim Media Group. As of June 30, 2024, the Company had a remaining redeemable noncontrolling interest representing 12.5% of Pilgrim Media Group. As of June 30, 2024, the noncontrolling interest holder had a right to put and the Company had a right to call the noncontrolling interest at fair value, subject to a cap, exercisable for thirty (30) days beginning November 12, 2024, as amended. The put and call options were determined to be embedded in the noncontrolling interest, and because the put rights were outside the control of the Company, the noncontrolling interest holder's interest is presented as redeemable noncontrolling interest outside of shareholders' equity on the Company's consolidated balance sheets.
Other. The Company has other immaterial redeemable noncontrolling interests.
Other Noncontrolling Interests
Other. In connection with the Company's investment in CP LG and acquisition of the acquired library and related assets and liabilities discussed in Note 3, on June 5, 2024, the Company recorded a noncontrolling interest representing approximately 49% of CP LG amounting to $34.5 million. See Note 3 for further information.

In addition, the Company has other immaterial noncontrolling interests that are not redeemable.

11. Revenue

Revenue by Segment, Market or Product Line
The table below presents revenues by segment, market or product line for the three months ended June 30, 2024 and 2023. The Motion Picture and Television Production segments include the revenues of eOne from the acquisition date of December 27, 2023 (see Note 3).

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Revenue by Type:
Motion Picture
Theatrical	$36.0	$65.9
Home Entertainment
Digital Media	140.1	174.1
Packaged Media	9.2	25.9
Total Home Entertainment	149.3	200.0
Television	88.0	48.5
International	68.3	81.0
Other	5.7	11.1
Total Motion Picture revenues(1)	347.3	406.5

Television Production
Television	160.2	150.0
International	35.5	31.9
Home Entertainment
Digital Media	18.9	11.8
Packaged Media	0.9	0.4
Total Home Entertainment	19.8	12.2
Other	25.6	24.4
Total Television Production revenues(2)	241.1	218.5

Total revenues	$588.4	$625.0
________________
(1)Total Motion Picture revenues for the three months ended June 30, 2024 and 2023 includes $64.2 million and $16.5 million, respectively, of revenues from licensing Motion Picture segment product to the Starz Business.
(2)Total Television Production revenues for the three months ended June 30, 2024 and 2023 includes $39.6 million and $81.0 million, respectively, of revenues from licensing Television Production segment product to the Starz Business.
Remaining Performance Obligations
Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at June 30, 2024 are as follows:

	Rest of Year Ending March 31,	Year Ending March 31,
	2025	2026	2027	Thereafter	Total
	(Amounts in millions)
Remaining Performance Obligations	$1,013.7	$661.2	$72.3	$57.1	$1,804.3
The above table does not include estimates of variable consideration for transactions involving sales or usage-based royalties in exchange for licenses of intellectual property. The revenues included in the above table include all fixed fee contracts regardless of duration.

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenues of $89.3 million, including variable and fixed fee arrangements, were recognized during the three months ended June 30, 2024 from performance obligations satisfied prior to March 31, 2024. These revenues were primarily associated with the distribution of television and theatrical product in electronic sell-through and video-on-demand formats, and to a lesser extent, the distribution of theatrical product in the domestic and international markets related to films initially released in prior periods.

Accounts Receivable, Contract Assets and Deferred Revenue

The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and deferred revenue. See the unaudited condensed consolidated balance sheets or Note 19 for accounts receivable, contract assets and deferred revenue balances at June 30, 2024 and March 31, 2024.
Accounts Receivable. Accounts receivable are presented net of a provision for doubtful accounts. The Company estimates provisions for accounts receivable based on historical experience for the respective risk categories and current and future expected economic conditions. To assess collectability, the Company analyzes market trends, economic conditions, the aging of receivables and customer specific risks, and records a provision for estimated credit losses expected over the lifetime of the receivables in direct operating expense.
The Company performs ongoing credit evaluations and monitors its credit exposure through active review of customers’ financial condition, aging of receivable balances, historical collection trends, and expectations about relevant future events that may significantly affect collectability. The Company generally does not require collateral for its trade accounts receivable.
Changes in the provision for doubtful accounts consisted of the following:

	March 31, 2024	(Benefit) provision for doubtful accounts	Other(1)	Uncollectible accounts written-off(1)	June 30, 2024
	(Amounts in millions)
Provision for doubtful accounts	$6.4	$(0.4)	$2.5	$(0.2)	$8.3
_____________
(1) Represents a measurement period adjustment to the provision for doubtful accounts acquired in the acquisition of eOne (see Note 3).

Contract Assets. Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables). Amounts relate primarily to contractual payment holdbacks in cases in which the Company is required to deliver additional episodes or seasons of television content in order to receive payment, complete certain administrative activities, such as guild filings, or allow the Company’s customers’ audit rights to expire. See Note 19 for contract assets at June 30, 2024 and March 31, 2024.

Deferred Revenue. Deferred revenue relates primarily to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation. Revenues of $74.1 million were recognized during the three months ended June 30, 2024, related to the balance of deferred revenue at March 31, 2024.

12. Net Loss Per Share

Basic net loss per share is calculated based on the weighted average common shares outstanding for the period. Basic and diluted net loss per share for the three months ended June 30, 2024 and 2023 is presented below:

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions, except per share amounts)
Basic and Diluted Net Loss Per Common Share:
Numerator:
Net loss attributable to Lionsgate Studios Corp. shareholders	$(43.5)	$(20.5)
Accretion of redeemable noncontrolling interest	(0.3)	—
Net loss attributable to Lionsgate Studios Corp. shareholders after accretion of redeemable noncontrolling interest	$(43.8)	$(20.5)

Denominator:
Weighted average common shares outstanding	272.4	253.4
Basic and diluted net loss per common share	$(0.16)	$(0.08)

For periods prior to the Separation, basic net loss per share and diluted net loss per share was calculated based on the 253.4 million shares issued to Lionsgate at the closing of the Business Combination.

Additionally, for the three months ended June 30, 2024 and 2023, the outstanding common shares issuable presented below were excluded from diluted net loss per common share because they are contingently issuable upon certain vesting criteria that have not been met as of the reporting period.

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)

SEAC Sponsor Options	2.2	—

13. Capital Stock

(a) Common Shares

The Company has an unlimited number of authorized shares following the closing of the Business Combination and at June 30, 2024. As of June 30, 2024, common shares reserved for future issuance include SEAC Sponsor Options described below.
As of March 31, 2024 and prior to the Business Combination, the Company was wholly-owned by Lionsgate.

(b) SEAC Sponsor Options

In connection with the Business Combination, 2,200,000 SEAC Sponsor Options to receive LG Studios Common Shares pursuant to the Sponsor Option Agreement, as described in Note 2, were issued and have an exercise price of $0.0001 per share. The SEAC Sponsor Options will become exercisable (i) on or after the date on which the trading price of LG Studios Common Shares (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) equals or exceeds $16.05 per share or (ii) if a Change of Control (as defined in the Sponsor Option Agreement) occurs, subject to certain conditions. The SEAC Sponsor Options are not considered compensatory nor were they granted in exchange for a good or service. The SEAC Sponsor Options meet the requirements for equity classification because they are considered to be indexed to LG Studios Common Shares and are classified in shareholders’ equity. The Company has recorded the SEAC Sponsor Options to equity at closing of the Business Combination in connection with the reverse recapitalization accounting described at Note 2.

(c) Lionsgate Share-based Compensation

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As described in Note 1, the Separation Agreement and the Shared Services Agreement provide that officers, employees and directors of the Company receive awards of equity and equity-based compensation pursuant to the existing equity incentive plan of Lionsgate, the Lions Gate Entertainment Corp. 2023 Performance Incentive Plan (the “2023 Lionsgate Plan”). Such awards will be treated as a capital contribution by Lionsgate to the Company, and the stock based compensation expenses for such awards will be allocated to the Company
Prior to the Separation, the unaudited condensed consolidated financial statements included an allocation of share-based compensation expense attributable to corporate and shared service functions.
The following disclosures of unit data are based on grants related directly to Company employees and Lionsgate corporate and shared employees, and exclude unit data related to employees of the Starz Business.
The Company recognized the following share-based compensation expense during the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Compensation Expense:
Stock options	$0.2	$0.5
Restricted share units and other share-based compensation	8.0	7.4
Share appreciation rights	0.2	0.1
Total Lionsgate Studios employee share-based compensation expense	8.4	8.0
Corporate allocation of share-based compensation	4.2	3.7
	12.6	11.7
Impact of accelerated vesting on equity awards(1)	—	0.5
Total share-based compensation expense	$12.6	$12.2
___________________
(1)Represents the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements prior to the Separation.
Share-based compensation expense, by expense category, consisted of the following:

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Share-Based Compensation Expense:
General and administration	$12.6	$11.7
Restructuring and other	—	0.5
	$12.6	$12.2

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the stock option, share appreciation rights (“SARs”), restricted stock and restricted share unit activity at Lionsgate for grants related directly to the Company employees and Lionsgate corporate and shared service employees during the three months ended June 30, 2024:

	Stock Options and SARs						Restricted Stock and Restricted Share Units
	Lions Gate Class A Voting Shares			Lions Gate Class B Non-Voting Shares			Lions Gate Class A Voting Shares		Lions Gate Class B Non-Voting Shares
	Number of Shares		Weighted-Average Exercise Price	Number of Shares		Weighted-Average Exercise Price	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
	(Number of shares in millions)
Outstanding at March 31, 2024	2.4		$22.96	17.1		$13.92	0.1	$9.27	9.8	$8.93
Granted	—		—	—		—	—	—	0.2	$7.95
Options exercised or restricted stock or RSUs vested	—		—	—	(1)	$7.13	—	—	(0.6)	$9.17
Forfeited or expired	—	(1)	$11.71	(2.0)		$14.55	—	—	(0.1)	$8.73
Outstanding at June 30, 2024	2.4		$23.00	15.1		$13.84	0.1	$9.27	9.3	$8.70
_____________________
(1)Represents less than 0.1 million shares.
14. Income Taxes
In connection with the Business Combination, on May 13, 2024, the Company and Lionsgate entered into a tax matters agreement (the “Tax Matters Agreement”) that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, certain indemnification rights with respect to tax matters, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes.
For periods prior to the Business Combination (including the period from April 1, 2024, through May 13, 2024), income taxes were calculated on a separate tax return basis. The separate tax return method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and standalone enterprise. The Company’s U.S. operations, and certain of its non-U.S. operations historically were included in the income tax returns of Lionsgate or its subsidiaries that may not be part of the Company. Management believes the assumptions supporting the Company’s allocation and presentation of income taxes on a separate tax return basis to be reasonable.
For periods following the Business Combination (including the period from May 14, 2024, through June 30, 2024), income taxes were calculated by applying an estimated effective income tax rate to the Company’s ordinary income (loss), adjusted for the income tax effects of items that related discretely to the period, if any.
The Company’s income tax expense for the three months ended June 30, 2024 and 2023 differed from the U.S. federal statutory corporate income tax rate of 21% multiplied by income (loss) before taxes due to the mix of earnings across the various jurisdictions in which operations are conducted, changes in valuation allowances against deferred tax assets, certain minimum income and foreign withholding taxes, charges for interest on uncertain tax benefits, and benefits from the releases of reserves for uncertain tax benefits due to the close of audits or expirations of statutes of limitations.
15. Restructuring and Other

Restructuring and other includes restructuring and severance costs, certain transaction and other costs, and certain unusual items, when applicable. During the three months ended June 30, 2024 and 2023, the Company also incurred certain other unusual charges or benefits, which are included in direct operating expense in the consolidated statements of operations and are described below. The following table sets forth restructuring and other and these other unusual charges or benefits and the statement of operations line items they are included in for the three months ended June 30, 2024 and 2023:

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Restructuring and other:
Other impairments(1)	$18.0	$—
Severance(2)
Cash	3.0	2.0
Accelerated vesting on equity awards (see Note 13)	—	0.5
Total severance costs	3.0	2.5
Transaction and other costs(3)	6.7	1.6
Total Restructuring and Other	27.7	4.1

Other unusual charges not included in restructuring and other or the Company’s operating segments:
COVID-19 related charges (benefit) included in direct operating expense(4)	(2.0)	0.1
Unallocated rent cost included in direct operating expense(5)	5.2	—
Total restructuring and other and other unusual charges not included in restructuring and other	$30.9	$4.2
_______________________
(1)Amounts in the three months ended June 30, 2024 relate to impairments of certain operating lease right-of-use and leasehold improvement assets related to the Television Production segment associated with facility leases that will no longer be utilized by the Company primarily related to the integration of eOne.
(2)Severance costs were primarily related to restructuring, acquisition integration activities and other cost-saving initiatives.
(3)Transaction and other costs in the three months ended June 30, 2024 and 2023 reflect transaction, integration and legal costs associated with certain strategic transactions, and restructuring activities and also include costs and benefits associated with legal and other matters.
(4)Amounts include incremental costs incurred, if any, due to circumstances associated with the COVID-19 global pandemic, net of insurance recoveries of $2.0 million in the three months ended June 30, 2024 (three months ended June 30, 2023 - immaterial insurance recoveries). In the three months ended June 30, 2024, insurance recoveries exceeded the incremental costs expensed in the period, resulting in a net benefit included in direct operating expense.
(5)Amounts represent rent cost for production facilities that were unutilized as a result of the industry strikes, and therefore such amounts are not allocated to the segments.
Changes in the restructuring and other severance liability were as follows for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Severance liability
Beginning balance	$19.3	$3.7
Accruals	3.0	2.0
Severance payments	(8.2)	(4.9)
Ending balance(1)	$14.1	$0.8
_______________________
(1)As of June 30, 2024, the remaining severance liability of approximately $14.1 million is expected to be paid in the next 12 months.

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. Segment Information

The Company’s reportable segments have been determined based on the distinct nature of their operations, the Company’s internal management structure, and the financial information that is evaluated regularly by the Company’s chief operating decision maker.
The Company has two reportable business segments: (1) Motion Picture and (2) Television Production.
Motion Picture. Motion Picture consists of the development and production of feature films, acquisition of North American and worldwide distribution rights, North American theatrical, home entertainment and television distribution of feature films produced and acquired, and worldwide licensing of distribution rights to feature films produced and acquired.
Television Production. Television Production consists of the development, production and worldwide distribution of television productions including television series, television movies and mini-series, and non-fiction programming. Television Production includes the licensing of Starz original series productions to the Starz Business, and the ancillary market distribution of Starz original productions and licensed product. Additionally, the Television Production segment includes the results of operations of 3 Arts Entertainment.
Segment information is presented in the table below. The Motion Picture and Television Production segments include the results of operations of eOne from the acquisition date of December 27, 2023 (see Note 3).

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Segment revenues
Motion Picture	$347.3	$406.5
Television Production	241.1	218.5
Total revenue	$588.4	$625.0
Gross contribution
Motion Picture	$114.6	$98.6
Television Production	28.6	35.6
Total gross contribution	143.2	134.2
Segment general and administration
Motion Picture	28.5	29.4
Television Production	17.9	12.7
Total segment general and administration	46.4	42.1
Segment profit
Motion Picture	86.1	69.2
Television Production	10.7	22.9
Total segment profit	$96.8	$92.1

The Company’s primary measure of segment performance is segment profit. Segment profit is defined as gross contribution (revenues, less direct operating and distribution and marketing expense) less segment general and administration expenses. Segment profit excludes, when applicable, corporate and allocated general and administrative expense, restructuring and other costs, share-based compensation, certain charges related to the COVID-19 global pandemic, and purchase accounting and related adjustments. The Company believes the presentation of segment profit is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by the Company’s management and enables them to understand the fundamental performance of the Company’s businesses.

The reconciliation of total segment profit to the Company’s loss before income taxes is as follows:

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Company’s total segment profit	$96.8	$92.1
Corporate general and administrative expenses(1)	(31.0)	(24.5)
Adjusted depreciation and amortization(2)	(3.6)	(2.8)
Restructuring and other	(27.7)	(4.1)
COVID-19 related benefit (charges) included in direct operating expense(3)	2.0	(0.1)
Content charges(4)	—	(0.4)
Unallocated rent cost included in direct operating expense(5)	(5.2)	—
Adjusted share-based compensation expense(6)	(12.6)	(11.7)
Purchase accounting and related adjustments(7)	(3.1)	(11.5)
Operating income	15.6	37.0
Interest expense	(58.6)	(49.9)
Interest and other income	5.1	2.2
Other expense	(1.4)	(3.8)
Loss on extinguishment of debt	(1.0)	—
Equity interests income (loss)	0.9	(0.3)
Loss before income taxes	$(39.4)	$(14.8)
___________________
(1)Corporate general and administrative expenses reflect the allocations of certain general and administrative expenses from Lionsgate related to certain corporate and shared service functions historically provided by Lionsgate, including, but not limited to, executive oversight, accounting, tax, legal, human resources, occupancy, and other shared services (see Note 1 and Note 20). Amount excludes allocation of share-based compensation expense discussed below. The costs included in corporate general and administrative expenses represent certain corporate executive expense (such as salaries and wages for the office of the Chief Executive Officer, Chief Financial Officer, General Counsel and other corporate officers), investor relations costs, costs of maintaining corporate facilities, and other unallocated common administrative support functions, including corporate accounting, finance and financial reporting, internal and external audit and tax costs, corporate and other legal support functions, and certain information technology and human resources expense.
(2)Adjusted depreciation and amortization represents depreciation and amortization as presented on the unaudited condensed consolidated statements of operations less the depreciation and amortization related to the non-cash fair value adjustments to property and equipment and intangible assets acquired in acquisitions which are included in the purchase accounting and related adjustments line item above, as shown in the table below:

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Depreciation and amortization	$4.6	$4.2
Less: Amount included in purchase accounting and related adjustments	(1.0)	(1.4)
Adjusted depreciation and amortization	$3.6	$2.8

(3)Amounts represent the incremental costs, if any, included in direct operating expense resulting from circumstances associated with the COVID-19 global pandemic, net of insurance recoveries (see Note 15). These benefits (charges) are excluded from segment operating results.
(4)Content charges represent certain charges included in direct operating expense in the unaudited condensed consolidated statements of operations, and excluded from segment operating results.
(5)Amounts represent rent cost for production facilities that were unutilized as a result of the industry strikes, and therefore such amounts are not allocated to the segments.
(6)The following table reconciles total share-based compensation expense to adjusted share-based compensation expense:

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Total share-based compensation expense	$12.6	$12.2
Less:
Amount included in restructuring and other(i)	—	(0.5)
Adjusted share-based compensation	$12.6	$11.7

(i)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.
(7)The following sets forth the amounts included in each line item in the financial statements:

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Purchase accounting and related adjustments:
General and administrative expense(i)	$2.1	$10.1
Depreciation and amortization	1.0	1.4
	$3.1	$11.5
(i) These adjustments include the expense associated with the noncontrolling equity interests in the distributable earnings related to 3 Arts Entertainment, and the amortization of the recoupable portion of the purchase price (through May 2023) related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense, as presented in the table below. The noncontrolling equity interest in the distributable earnings of 3 Arts Entertainment are reflected as an expense rather than noncontrolling interest in the unaudited condensed consolidated statement of operations due to the relationship to continued employment.

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Amortization of recoupable portion of the purchase price	$—	$1.3
Noncontrolling equity interest in distributable earnings	2.1	8.8
	$2.1	$10.1

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
See Note 11 for revenues by media or product line as broken down by segment for the three months ended June 30, 2024 and 2023.
The following table reconciles segment general and administration expense to the Company’s total consolidated general and administration expense:

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
General and administration
Segment general and administrative expenses	$46.4	$42.1
Corporate general and administrative expenses	31.0	24.5
Share-based compensation expense included in general and administrative expense	12.6	11.7
Purchase accounting and related adjustments	2.1	10.1
	$92.1	$88.4

The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	June 30, 2024	March 31, 2024
	(Amounts in millions)
Assets
Motion Picture	$2,051.2	$1,851.4
Television Production	2,419.3	2,347.8
Other unallocated assets(1)	795.3	903.8
	$5,265.8	$5,103.0
_____________________
(1)Other unallocated assets primarily consist of cash, other assets and investments.

17. Contingencies
From time to time, the Company is involved in certain claims and legal proceedings arising in the normal course of business.

The Company establishes an accrued liability for claims and legal proceedings when the Company determines that a loss is both probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters.

As of June 30, 2024, the Company is not a party to any material pending claims or legal proceeding and is not aware of any other claims that it believes could, individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations or cash flows.
18. Derivative Instruments and Hedging Activities
Forward Foreign Exchange Contracts

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company enters into forward foreign exchange contracts to hedge its foreign currency exposures on future production expenses and tax credit receivables denominated in various foreign currencies (i.e., cash flow hedges). The Company also enters into forward foreign exchange contracts that economically hedge certain of its foreign currency risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to its financial transactions. Changes in the fair value of the foreign exchange contracts that are designated as hedges are reflected in accumulated other comprehensive income (loss), and changes in the fair value of foreign exchange contracts that are not designated as hedges and do not qualify for hedge accounting are recorded in direct operating expense. Gains and losses realized upon settlement of the foreign exchange contracts that are designated as hedges are amortized to direct operating expense on the same basis as the production expenses being hedged.
As of June 30, 2024, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 22 months from June 30, 2024):

June 30, 2024
Foreign Currency	Foreign Currency Amount			US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)			(Amounts in millions)
British Pound Sterling	2.2	GBP	in exchange for	$2.9	0.78	GBP
Czech Koruna	180.0	CZK	in exchange for	$7.7	23.29	CZK
Euro	9.6	EUR	in exchange for	$9.2	0.96	EUR
Canadian Dollar	9.8	CAD	in exchange for	$7.3	1.34	CAD
Mexican Peso	18.7	MXN	in exchange for	$0.9	20.70	MXN
Hungarian Forint	4,571.3	HUF	in exchange for	$12.6	370.84	HUF
New Zealand Dollar	43.6	NZD	in exchange for	$26.7	1.64	NZD

Interest Rate Swaps
The Company is exposed to the impact of interest rate changes, primarily through its borrowing activities. The Company’s objective is to mitigate the impact of interest rate changes on earnings and cash flows. The Company primarily uses pay-fixed interest rate swaps to facilitate its interest rate risk management activities, which the Company generally designates as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these designated cash flow hedges are deferred in accumulated other comprehensive income (loss) and recognized in interest expense as the interest payments occur. Changes in the fair value of interest rate swaps that are not designated as hedges are recorded in interest expense (see further explanation below).
Cash settlements related to interest rate contracts are generally classified as operating activities on the consolidated statements of cash flows.
In connection with the Separation, Business Combination and Intercompany Note described in Note 7, the Company assumed the rights, obligations, costs and benefits associated with and provided under the terms of Lionsgate’s floating-to-fixed swap contracts.
Designated Cash Flow Hedges. As of June 30, 2024 and March 31, 2024, the Company had the following pay-fixed interest rate swaps, which have been designated as cash flow hedges outstanding (all related to the Company’s SOFR-based debt, see Note 7 and Note 8).

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective Date	Notional Amount	Fixed Rate Paid	Maturity Date
	(in millions)
May 23, 2018	$300.0	2.915%	March 24, 2025
May 23, 2018	$700.0	2.915%	March 24, 2025
June 25, 2018	$200.0	2.723%	March 23, 2025
July 31, 2018	$300.0	2.885%	March 23, 2025
December 24, 2018	$50.0	2.744%	March 23, 2025
December 24, 2018	$100.0	2.808%	March 23, 2025
December 24, 2018	$50.0	2.728%	March 23, 2025
Total	$1,700.0

Financial Statement Effect of Derivatives
Unaudited condensed consolidated statements of operations and comprehensive income (loss): The following table presents the pre-tax effect of the Company’s derivatives on the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts
Gain (loss) recognized in accumulated other comprehensive income (loss)	$0.2	$(2.5)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into direct operating expense	$(1.0)	$0.4
Interest rate swaps
Gain recognized in accumulated other comprehensive income (loss)	$3.5	$27.1
Gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	$10.9	$9.1

Derivatives not designated as cash flow hedges:
Interest rate swaps
Loss reclassified from accumulated other comprehensive income (loss) into interest expense	$(1.6)	$(1.9)

Total direct operating expense on consolidated statements of operations	$355.8	$362.1
Total interest expense on consolidated statements of operations	$58.6	$49.9

Unaudited condensed consolidated balance sheets: The Company classifies its forward foreign exchange contracts and interest rate swap agreements within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (see Note 9). Pursuant to the Company’s accounting policy to offset the fair value amounts recognized for derivative instruments, the Company presents the asset or liability position of the swaps that are with the same counterparty under a master netting arrangement net as either an asset or liability in its unaudited condensed consolidated balance sheets. As of June 30, 2024 and March 31, 2024, there were no swaps outstanding that were subject to a master netting arrangement.
As of June 30, 2024 and March 31, 2024, the Company had the following amounts recorded in the accompanying unaudited condensed consolidated balance sheets related to the Company’s use of derivatives:

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2024
	Other Current Assets	Other Accrued Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$—	$1.6
Interest rate swaps	28.1	—
Fair value of derivatives	$28.1	$1.6

	March 31, 2024
	Other Current Assets	Other Accrued Liabilities
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$—	$2.8
Interest rate swaps	35.6	—
Fair value of derivatives	$35.6	$2.8

As of June 30, 2024, based on the current release schedule, the Company estimates approximately $4.1 million of gains associated with forward foreign exchange contract cash flow hedges in accumulated other comprehensive income (loss) will be reclassified into earnings during the one-year period ending June 30, 2025.
As of June 30, 2024, the Company estimates approximately $31.1 million of gains recorded in accumulated other comprehensive income (loss) associated with interest rate swap agreement cash flow hedges will be reclassified into interest expense during the one-year period ending June 30, 2025.
19. Additional Financial Information
The following tables present supplemental information related to the unaudited condensed consolidated financial statements.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the unaudited condensed consolidated balance sheets to the total amounts reported in the unaudited condensed consolidated statements of cash flows at June 30, 2024 and March 31, 2024. At June 30, 2024 and March 31, 2024, restricted cash represents primarily amounts related to required cash reserves for interest payments associated with the Production Tax Credit Facility, IP Credit Facility and Backlog Facility.

	June 30, 2024	March 31, 2024
	(Amounts in millions)
Cash and cash equivalents	$167.2	$277.0
Restricted cash included in other current assets	36.6	43.7
Restricted cash included in other non-current assets	12.8	13.7
Total cash, cash equivalents and restricted cash	$216.6	$334.4
Accounts Receivable Monetization
Under the Company’s accounts receivable monetization programs, the Company has entered into (1) individual agreements to monetize certain of its trade accounts receivable directly with third-party purchasers and (2) a revolving agreement to monetize designated pools of trade accounts receivable with various financial institutions, as further described below. Under these programs, the Company transfers receivables to purchasers in exchange for cash proceeds, and the Company continues to service the receivables for the purchasers. The Company accounts for the transfers of these receivables as a sale, removes (derecognizes) the carrying amount of the receivables from its balance sheets and classifies the proceeds received as cash flows from operating activities in the statements of cash flows. The Company records a loss on the sale of these receivables reflecting the net proceeds received (net of any obligations incurred), less the carrying amount of the receivables transferred. The loss is

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reflected in the “other expense” line item on the unaudited condensed consolidated statements of operations. The Company receives fees for servicing the accounts receivable for the purchasers, which represent the fair value of the services and were immaterial for the three months ended June 30, 2024 and 2023.
 Individual Monetization Agreements. The Company enters into individual agreements to monetize trade accounts receivable. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers. The following table sets forth a summary of the receivables transferred under individual agreements or purchases during the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Carrying value of receivables transferred and derecognized	$107.4	$104.3
Net cash proceeds received	104.1	101.6
Loss recorded related to transfers of receivables	3.3	2.7
At June 30, 2024, the outstanding amount of receivables derecognized from the Company’s unaudited condensed consolidated balance sheets, but which the Company continues to service, related to the Company’s individual agreements to monetize trade accounts receivable was $408.0 million (March 31, 2024 - $449.2 million).
Pooled Monetization Agreement. In December 2019, the Company entered into a revolving agreement, as amended in July 2023, to transfer up to $100.0 million of certain receivables to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred, which matured on October 1, 2023. As customers paid their balances, the Company would transfer additional receivables into the program. The transferred receivables were fully guaranteed by a bankruptcy-remote wholly-owned subsidiary of the Company. The third-party purchasers had no recourse to other assets of the Company in the event of non-payment by the customers.
The following table sets forth a summary of the receivables transferred under the pooled monetization agreement during the three months ended June 30, 2023:

Three Months Ended
June 30,
2023
(Amounts in millions)

Gross cash proceeds received for receivables transferred and derecognized	$5.8
Less amounts from collections reinvested under revolving agreement	(2.9)
Proceeds from new transfers	2.9
Collections not reinvested and remitted or to be remitted	0.5
Net cash proceeds received (paid or to be paid)	$3.4

Carrying value of receivables transferred and derecognized (1)	$5.8
Obligations recorded	$1.1
Loss recorded related to transfers of receivables	$1.0
___________________
(1)Receivables net of unamortized discounts on long-term, non-interest bearing receivables.

At June 30, 2024 and March 31, 2024, there were no outstanding receivables derecognized from the Company’s unaudited condensed consolidated balance sheet, for which the Company continues to service, related to the pooled monetization agreement.

Other Assets
The composition of the Company’s other assets is as follows as of June 30, 2024 and March 31, 2024:

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2024	March 31, 2024
	(Amounts in millions)
Other current assets
Prepaid expenses and other	$35.8	$34.8
Restricted cash	36.6	43.7
Contract assets	54.1	59.9
Interest rate swap assets	28.1	35.6
Tax credits receivable	218.4	199.1
	$373.0	$373.1
Other non-current assets
Prepaid expenses and other	$14.9	$18.3
Restricted cash	12.8	13.7
Accounts receivable	82.6	111.7
Contract assets	4.0	3.2
Tax credits receivable	356.5	361.7
Operating lease right-of-use assets	318.3	344.3
	$789.1	$852.9

Content Related Payables
Content related payables include minimum guarantees and accrued licensed program rights obligations, which represent amounts payable for film or television rights that the Company has acquired or licensed.

Other Accrued Liabilities
Other accrued liabilities include employee related liabilities (such as accrued bonuses and salaries and wages) of $109.7 million and $116.2 million at June 30, 2024 and March 31, 2024, respectively.

Accumulated Other Comprehensive Income
The following table summarizes the changes in the components of accumulated other comprehensive income, net of tax. During the three months ended June 30, 2024 and 2023, there was no income tax expense or benefit reflected in other comprehensive income due to the income tax impact being offset by changes in the Company’s deferred tax valuation allowance.

	Foreign currency translation adjustments	Net unrealized gain (loss) on cash flow hedges	Total
	(Amounts in millions)
March 31, 2024	$(42.1)	$138.8	$96.7
Other comprehensive income (loss)	(3.0)	3.7	0.7
Reclassifications to net loss(1)	—	(8.3)	(8.3)
June 30, 2024	$(45.1)	$134.2	$89.1

March 31, 2023	$(41.1)	$142.6	$101.5
Other comprehensive income (loss)	0.9	24.5	25.4
Reclassifications to net loss(1)	—	(7.6)	(7.6)
June 30, 2023	$(40.2)	$159.5	$119.3
___________________
(1)Represents a loss of $1.0 million included in direct operating expense and a gain of $9.3 million included in interest expense on the unaudited condensed consolidated statement of operations in the three months ended June 30, 2024

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(three months ended June 30, 2023 - gain of $0.4 million included in direct operating expense and gain of $7.2 million included in interest expense) (see Note 18).

Supplemental Cash Flow Information
Significant non-cash transactions during the three months ended June 30, 2024 and 2023 include certain interest rate swap agreements, which are discussed in Note 18, “Derivative Instruments and Hedging Activities”.
There were no significant non-cash financing or investing activities for the three months ended June 30, 2024 and 2023.
20. Related Party Transactions
In connection with the Separation and in the normal course of business, the Company enters into transactions with Lionsgate and the Starz Business which include the following, which unless otherwise indicated prior to the Separation were settled through parent net investment at the time of the transaction:
Lionsgate corporate general and administrative expenses: As described in Note 1, in connection with the Business Combination, the Company and Lionsgate entered into the Shared Services Agreement which took effect upon the Closing. The Shared Services Agreement facilitates the allocation to the Company of all corporate general and administrative expenses of Lionsgate, except for an amount of $10.0 million to be allocated annually to Lionsgate. During the three months ended June 30, 2024, $16.8 million of Lionsgate corporate general and administrative expenses, excluding amounts related to share-based compensation discussed below, were allocated to the Company after the Separation pursuant to the Shared Services Agreement. This amount excludes corporate expenses of $1.3 million that were allocated to Lionsgate after the Separation pursuant to the Shared Services Agreement. Prior to the Separation, during the three months ended June 30, 2024, $14.2 million of corporate expenses were allocated to the Company (three months ended June 30, 2023 - $24.5 million). These amounts exclude corporate expenses of $2.3 million (three months ended June 30, 2023- $5.8 million) that were allocated to Starz prior to the Separation.
Share- based compensation: The Separation Agreement and the Shared Services Agreement provide that officers, employees and directors of LG Studios will continue to receive awards of equity and equity-based compensation pursuant to the existing equity incentive plans of Lionsgate. Such awards are treated as a capital contribution by Lionsgate to LG Studios, and the share-based compensation expense for such awards is allocated to LG Studios.
Prior to the Separation, Lionsgate provided share-based compensation related to the Studio Business employees and as part of its corporate expense allocations a proportionate amount of the share-based compensation related to those corporate functions is allocated to the Studio Business.
Licensing of content to the Starz Business: The Company licenses motion pictures and television programming (including Starz original productions) to the Starz Business. The license fees generally are due upon delivery or due at a point in time following the first showing. Prior to the Separation, license fee amounts due were settled with the Starz Business through parent net investment. License fees receivable, not yet due from the Starz Business, are reflected in due from the Starz Business on the unaudited condensed consolidated balance sheets. The consideration to which the Company is entitled under the license agreements with the Starz Business is included in revenue from contracts with customers and presented separately in the unaudited condensed consolidated statements of operations (see Note 11).
Operating expense reimbursement: As previously described in Note 1, the Company pays certain expenses on behalf of the Starz Business such as certain rent expense, employee benefits, insurance and other administrative operating costs. The Starz Business also pays certain expenses on behalf of the Company such as legal expenses, software development costs and severance. See “Transactions with Lionsgate” below for further discussion of the settlement of these transactions. These expenditures are reflected in the financial statements of the Studio Business and the Starz Business as applicable.
Monetization of certain accounts receivables: The Company had an agreement with Starz for Starz to transfer certain accounts receivables to the Company to participate in the Company’s pooled monetization arrangement, which matured on October 1, 2023. The Company purchased the transferred receivables at fair value and recorded them at the purchased amount on its balance sheet and classified the purchase price paid in parent net investment (see Note 19). The accounts receivables purchased from the Starz Business were historically pledged as collateral under this agreement. Any discount on the purchase of the receivable from the Starz Business was accreted to interest income over the period to collection of the accounts receivable. The accounts receivable purchased from the Starz Business and subsequent collections were reflected as investing activities in the unaudited condensed consolidated statements of cash flows.

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Transactions with Lionsgate
Prior to the Separation, Lionsgate utilized a centralized approach to cash management. Cash generated by the Studio Business was managed by Lionsgate’s centralized treasury function and cash was routinely transferred to the Company or to the Starz Business to fund operating activities when needed. Payables to and receivables from Lionsgate, primarily related to the Starz Business, were often settled through movement to the intercompany accounts between Lionsgate, the Starz Business and the Studio Business. Other than certain specific balances related to unsettled payables or receivables, the intercompany balances between the Studio Business and Lionsgate were accounted for as parent net investment.
Because of this centralized approach to cash management, financial transactions for cash movement and the settlement of payables and receivables when due with Lionsgate were generally accounted for through the parent net investment account. Settlements of amounts payable and receivable when due through the parent net investment account were reflected as cash payments or receipts for the applicable operating transaction within operating activities, with the net change in parent net investment included within financing activities in the unaudited condensed consolidated statements of cash flows.
The net transfers to and from Lionsgate through the period prior to the Separation discussed above were as follows:

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)

Cash pooling and general financing activities	$92.1	$67.4
Licensing of content(1)	1.3	115.0
Corporate reimbursements	(5.3)	1.3
Corporate expense allocations (excluding allocation of share-based compensation)	2.3	6.3
Funding of purchases of accounts receivables held for collateral	—	(49.8)
Net transfers to Parent per unaudited condensed consolidated statements of cash flows	$90.4	$140.2
Share-based compensation (including allocation of share-based compensation)	(6.0)	(12.2)
Other non-cash transfer(2)	(38.0)	3.2
Net transfers to Parent per unaudited condensed consolidated statements of equity (deficit)	$46.4	$131.2
___________________
(1)Reflects the settlement of amounts due from the Starz Business related to the Company’s licensing arrangements with the Starz Business.
(2)Includes a non-cash transfer of debt through Parent net investment of $35.0 million in connection with the Separation during the three months ended June 30, 2024.

21. Subsequent Events
eOne IP Credit Facility. In July 2024, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the "eOne IP Credit Facility") based on and secured by the Company’s intellectual property rights primarily associated with certain titles acquired as part of the eOne acquisition. The maximum principal amount of the eOne IP Credit Facility is $340.0 million, subject to the amount of collateral available, which is based on the valuation of unsold rights from the libraries. The Company borrowed $340.0 million under the eOne IP Credit Facility. The cash flows generated from the rights will be applied to repay the eOne IP Credit Facility subject to quarterly required principal payments of $8.5 million, beginning September 30, 2024, with the balance payable at maturity. Advances under the eOne IP Credit Facility bear interest at a rate equal to Term SOFR plus 2.25% per annum. The eOne IP Credit Facility matures on July 3, 2029.

LIONSGATE STUDIOS CORP.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview
Lionsgate Studios Corp. (the “Company,” “Lionsgate Studios,” “we,” “us,” or “our”) is a subsidiary of Lions Gate Entertainment Corp (“Lionsgate” or “Parent”) which encompasses the motion picture and television studio operations (collectively referred to as the “Studio Business”) of Lionsgate.
The Studio Business consists of the Motion Picture and Television Production reportable segments, together with substantially all of Lionsgate’s corporate general and administrative costs. The Motion Picture segment consists of the development and production of feature films, acquisition of North American and worldwide distribution rights, North American theatrical, home entertainment and television distribution of feature films produced and acquired, and worldwide licensing of distribution rights to feature films produced and acquired. The Television Production segment consists of the development, production and worldwide distribution of television productions including television series, television movies and mini-series, and non-fiction programming. The Motion Picture segment includes the licensing of motion pictures and the Television Production segment includes the licensing of Starz original productions to the STARZ-branded premium global subscription platforms (the “Starz Business”). The Television Production segment also includes the ancillary market distribution of Starz original productions and licensed product. Additionally, the Television Production segment includes the results of operations of 3 Arts Entertainment, a talent management company.
Separation and Business Combination
On May 13, 2024, Lionsgate consummated the transactions contemplated by that certain business combination agreement (the “Business Combination Agreement”), with Screaming Eagle Acquisition Corp., a Cayman Islands exempted company (“SEAC”), SEAC II Corp., a Cayman Islands exempted company and a wholly-owned subsidiary of SEAC (“New SEAC”), LG Sirius Holdings ULC, a British Columbia unlimited liability company and a wholly-owned subsidiary of Lionsgate (“Studio HoldCo”), LG Orion Holdings ULC, a British Columbia unlimited liability company and wholly-owned subsidiary of Lionsgate (“StudioCo”), and other affiliates of SEAC. Pursuant to the terms and conditions of the Business Combination Agreement, the Studio Business was combined with SEAC through a series of transactions, including an amalgamation of StudioCo and New SEAC under a Canadian plan of arrangement (the “Business Combination”). In connection with the closing of the Business Combination, New SEAC changed its name to “Lionsgate Studios Corp.” and continues the existing business operations of the Studio Business of Lionsgate. The Company became a separate publicly traded company and its common shares, without par value (“LG Studios Common Shares”), commenced trading on Nasdaq under the symbol “LION” on May 14, 2024.
In connection with and prior to the Business Combination, Lionsgate and StudioCo entered into a separation agreement pursuant to which the assets and liabilities of the Studio Business were transferred to StudioCo such that StudioCo held, directly or indirectly, all of the assets and liabilities of the Studio Business (the “Separation”).
The Business Combination was accounted for as a reverse recapitalization in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). Under this method of accounting, SEAC is treated as the acquired company and the Studio Business is treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of Lionsgate Studios will represent a continuation of the financial statements of the Studio Business, with the Business Combination treated as the equivalent of the Studio Business issuing LG Studios Common Shares for the historical net assets of SEAC, substantially consisting of cash held in the trust account, accompanied by a recapitalization of the Studio Business equity. The historical net assets were stated at fair value, which approximated historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of the Studio Business.
The Studio Business has been determined to be the accounting acquirer in the Business Combination because Lionsgate continues to hold a controlling financial interest.
As a result of the Business Combination and additional private investments in public equities (“PIPE”) financing discussed in Note 2, former SEAC public shareholders and founders and new common equity financing investors own approximately 12.2% of LG Studios Common Shares. In addition to establishing the Studio Business as a standalone publicly-traded entity, the transaction resulted in approximately $330.0 million of gross proceeds to Lionsgate received at closing, including $254.3 million in PIPE financing. See Note 2, for additional information related to the Business Combination. The net proceeds from the transaction were used by the Company to pay down the Intercompany Note, see Note 7.
Basis of Presentation
Upon the effective date of the Separation, the Company’s financial statements are presented on a consolidated basis, as Lionsgate completed the contribution of the Studio Business on such date. The unaudited financial statements for all periods

LIONSGATE STUDIOS CORP.
presented, including the historical results of the Company prior to the Separation, are now referred to as the “condensed consolidated financial statements”.
For periods prior to the Separation, the Company operated as a segment of Lionsgate and not as a separate entity. The Company’s financial statements prior to the Separation were prepared on a carve-out basis and were derived from Lionsgate’s consolidated financial statements and accounting records and reflect Studio Business’s combined historical financial position, results of operations and cash flows as they were historically managed in accordance with U.S. GAAP. Prior to the Separation, a management approach was applied to determine the carve-out basis of presentation. In using the management approach, considerations over how the business operates were utilized to identify historical operations that should be presented within the carve-out financial statements.
For periods subsequent to the Separation, the accompanying unaudited condensed consolidated financial statements include the accounts of Lionsgate Studios and all of its majority-owned and controlled subsidiaries.
All revenues and costs as well as assets and liabilities directly associated with the business activity of the Studio Business were included in the accompanying unaudited condensed consolidated financial statements. Prior to the Separation, revenues and costs associated with the Studio Business were specifically identifiable in the accounting records maintained by Lionsgate and primarily represent the revenue and costs used for the determination of segment profit of the Motion Picture and Television Production segments of Lionsgate. In addition, the Studio Business costs included an allocation of corporate general and administrative expense (inclusive of share-based compensation) which was allocated to the Studio Business as further discussed below. Other costs excluded from the Motion Picture and Television Production segment profit but relating to the Studio Business were generally specifically identifiable as costs of the Studio Business in the accounting records of Lionsgate and were included in the accompanying unaudited condensed consolidated financial statements in periods prior to the Separation.
In connection with the Business Combination, on May 9, 2024, Lionsgate and StudioCo entered into a shared services and overhead sharing agreement (the “Shared Services Agreement”) which took effect upon the closing of the Business Combination. The Shared Services Agreement facilitates the allocation to the Company of all corporate general and administrative expenses of Lionsgate, except for an amount of $10.0 million to be allocated annually to Lionsgate. The $10.0 million allocation of Lionsgate’s corporate general and administrative expenses to the Starz Business pursuant to the Shared Services Agreement is designed to reflect the portion of corporate expenses expended and reflective of the level of effort and costs incurred related to management oversight and services provided for the Starz Business post Separation with consideration of the anticipated separation of the Starz Business.
The corporate general and administrative expenses that are allocated to the Company pursuant to the Shared Services Agreement include salaries and wages for certain executives and other corporate officers related to executive oversight, investor relations costs, costs for the maintenance of corporate facilities, and other common administrative support functions, including corporate accounting, finance and financial reporting, audit and tax costs, corporate and other legal support functions, and certain information technology and human resources. In addition, the Separation Agreement and the Shared Services Agreement provide that officers, employees and directors of the Company will continue to receive awards of equity and equity-based compensation pursuant to the existing plans of Lionsgate. Such awards will be treated as a capital contribution by Lionsgate to the Company, with the associated stock based compensation expense for such awards allocated to the Company, see Note 13.
For periods prior to the Separation, the unaudited condensed combined financial statements of the Studio Business included allocations of corporate general and administrative expenses (inclusive of share-based compensation) from Lionsgate related to the corporate and shared service functions historically provided by Lionsgate. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of consolidated Lionsgate revenue, payroll expense or other measures considered to be a reasonable reflection of the historical utilization levels of these services.
Management believes the assumptions underlying these unaudited condensed consolidated financial statements, including the assumptions regarding the allocation of general and administrative expenses from Lionsgate to the Studio Business prior to the Separation, are reasonable. See Note 20 for further detail of the allocations included in the unaudited condensed consolidated financial statements.
In connection with the Business Combination, the Company entered into certain intercompany note arrangements, which mirrored the terms and amounts outstanding under Lionsgate’s credit facilities as previously reflected in the historical financial statements of the Studio Business prior to the Separation, see Note 7.

Components of Results of Operations
Revenues
Our revenues are derived from the Motion Picture and Television Production segments, as described below. As mentioned above, we refer to our Motion Picture and Television Production segments collectively as our Studio Business. Our revenues

LIONSGATE STUDIOS CORP.
are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three months ended June 30, 2024 and 2023.
Motion Picture: Our Motion Picture segment includes revenues derived from the following:
•Theatrical. Theatrical revenues are derived from the domestic theatrical release of motion pictures licensed to theatrical exhibitors on a picture-by-picture basis (distributed by us directly in the U.S. and through a sub-distributor in Canada). The revenues from Canada are reported net of distribution fees and release expenses of the Canadian sub-distributor. The financial terms that we negotiate with our theatrical exhibitors in the U.S. generally provide that we receive a percentage of the box office results.
•Home Entertainment. Home entertainment revenues are derived from the sale or rental of our film productions and acquired or licensed films and certain television programs (including theatrical and direct-to-video releases) on packaged media and through digital media platforms (including pay-per-view and video-on-demand platforms, electronic sell through, and digital rental). In addition, we have revenue sharing arrangements with certain digital media platforms which generally provide that, in exchange for a nominal or no upfront sales price, we share in the rental or sales revenues generated by the platform on a title-by-title basis.
•Television. Television revenues are primarily derived from the licensing of our theatrical productions and acquired films to the linear pay, basic cable and free television markets. In addition, when a license in our traditional pay television window is made to a subscription video-on-demand (“SVOD”) or other digital platform, the revenues are included here.
•International. International revenues are derived from (1) licensing of our productions, acquired films, our catalog product and libraries of acquired titles to international distributors, on a territory-by-territory basis; and (2) the direct distribution of our productions, acquired films, and our catalog product and libraries of acquired titles in the United Kingdom.
•Other. Other revenues are derived from, among others, the licensing of our film and television and related content (games, music, location-based entertainment royalties, etc.) to other ancillary markets.
Television Production: Our Television Production segment includes revenues derived from the following:
•Television. Television revenues are derived from the licensing to domestic markets (linear pay, basic cable, free television and syndication) of scripted and unscripted series, television movies, mini-series and non-fiction programming. Television revenues include fixed fee arrangements as well as arrangements in which we earn advertising revenue from the exploitation of certain content on television networks. Television revenues also include revenue from licenses to SVOD platforms in which the initial license of a television series is to an SVOD platform.
•International. International revenues are derived from the licensing and syndication to international markets of scripted and unscripted series, television movies, mini-series and non-fiction programming.
•Home Entertainment. Home entertainment revenues are derived from the sale or rental of television production movies or series on packaged media and through digital media platforms.
•Other. Other revenues are derived from, among others, the licensing of our television programs to other ancillary markets, the sales and licensing of music from the television broadcasts of our productions, and from commissions and executive producer fees earned related to talent management.
Expenses
Our primary operating expenses include direct operating expenses, distribution and marketing expenses and general and administration expenses.
Direct operating expenses include amortization of film and television production or acquisition costs, participation and residual expenses, provision for doubtful accounts, and foreign exchange gains and losses.
Participation costs represent contingent consideration payable based on the performance of the film or television program to parties associated with the film or television program, including producers, writers, directors or actors. Residuals represent amounts payable to various unions or “guilds” such as the Screen Actors Guild - American Federation of Television and Radio Artists, Directors Guild of America, and Writers Guild of America, based on the performance of the film or television program in certain ancillary markets or based on the individual’s (i.e., actor, director, writer) salary level in the television market.

LIONSGATE STUDIOS CORP.
Distribution and marketing expenses primarily include the costs of theatrical prints and advertising (“P&A”) and premium video-on-demand (“Premium VOD”) expense and of DVD/Blu-ray duplication and marketing. Theatrical P&A includes the costs of the theatrical prints delivered to theatrical exhibitors and the advertising and marketing cost associated with the theatrical release of the picture. Premium VOD expense represents the advertising and marketing cost associated with the Premium VOD release of the picture. DVD/Blu-ray duplication represents the cost of the DVD/Blu-ray product and the manufacturing costs associated with creating the physical products. DVD/Blu-ray marketing costs represent the cost of advertising the product at or near the time of its release or special promotional advertising.
General and administration expenses include salaries and other overhead. Following the Separation, the Shared Services Agreement facilitates the allocation of substantially all corporate general and administrative expenses to the Company, including salaries and wages for certain executives and other corporate officers related to executive oversight, investor relations costs, costs for the maintenance of corporate facilities, and other common administrative support functions, including corporate accounting, finance and financial reporting, audit and tax costs, corporate and other legal support functions, and certain information technology and human resources. Prior to the Separation, general and administrative expenses included allocations for certain general and administrative expenses from Lionsgate related to certain corporate and shared service functions historically provided by Lionsgate. See “Basis of Presentation” above, Note 1 and Note 20 to our unaudited condensed consolidated financial statements for further details on the Shared Services Agreement and our methodology for allocating these costs for periods prior to the Separation.
During the three months ended June 30, 2024, $16.8 million of Lionsgate corporate general and administrative expenses, excluding amounts related to share-based compensation, were allocated to the Company after the Separation pursuant to the Shared Services Agreement. For the three months ended June 30, 2023, total Lionsgate corporate general and administrative expenses were $30.4 million, of which $24.5 million was allocated to the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. As described more fully below, these estimates bear the risk of change due to the inherent uncertainty of the estimate. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 to our audited combined financial statements as contained in Exhibit 99.1 of Amendment No. 1 to the Current Report on Form 8-K filed on May 30, 2024.
Accounting for Films and Television Programs
Capitalized costs for films or television programs are predominantly monetized individually.
Amortization. Film cost amortization as well as participations and residuals expense are based on management’s estimates. Costs of acquiring and producing films and television programs and of acquired libraries are amortized and estimated liabilities for participations and residuals costs are accrued using the individual-film-forecast method, based on the ratio of the current period’s revenues to management’s estimated remaining total gross revenues to be earned (“ultimate revenue”). Management’s judgment is required in estimating ultimate revenue and the costs to be incurred throughout the life of each film or television program.
Management estimates ultimate revenues based on historical experience with similar titles or the title genre, the general public appeal of the cast, audience test results when available, actual performance (when available) at the box office or in markets currently being exploited, and other factors such as the quality and acceptance of motion pictures or programs that our competitors release into the marketplace at or near the same time, critical reviews, general economic conditions and other tangible and intangible factors, many of which we do not control and which may change.

LIONSGATE STUDIOS CORP.
For motion pictures, ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release of the motion picture. The most sensitive factor affecting our estimate of ultimate revenues for a film intended for theatrical release is the film’s theatrical performance, as subsequent revenues from the licensing and sale in other markets have historically been highly correlated to its theatrical performance. After a film’s release, our estimates of revenue from succeeding markets are revised based on historical relationships and an analysis of current market trends.
For an episodic television series, the period over which ultimate revenues are estimated cannot exceed ten years following the date of delivery of the first episode, or, if still in production, five years from the date of delivery of the most recent episode, if later. The most sensitive factors affecting our estimate of ultimate revenues for a television series is whether the series will be ordered for a subsequent season and estimates of revenue in secondary markets other than the initial license fee, which may depend on a number of factors, including, among others, the ratings or viewership the program achieves on the customers’ platforms. The initial estimate of ultimate revenue may include estimates of revenues outside of the initial license window (i.e., international, home entertainment and other distribution platforms) and are based on historical experience for similar programs (genre, duration, etc.) and the estimated number of seasons of the series. Ultimates of revenue beyond the initial license fee are generally higher for programs that have been or are expected to be ordered for multiple seasons. We regularly monitor the performance of each season, and evaluate whether impairment indicators are present (i.e., low ratings, cancellations or the season is not reordered), and based upon our review, we revise our estimates as needed and perform an impairment assessment if impairment indicators are present (see below).
For titles included in acquired libraries, ultimate revenue includes estimates over a period not to exceed twenty years following the date of acquisition.
Due to the inherent uncertainties involved in making such estimates of ultimate revenues and expenses, these estimates have differed in the past from actual results and are likely to differ to some extent in the future from actual results. In addition, in the normal course of our business, some films and titles are more successful or less successful than anticipated. Management regularly reviews and revises when necessary its ultimate revenue and cost estimates, which may result in a change in the rate of amortization of film costs and participations and residuals and/or a write-down of all or a portion of the unamortized costs of the film or television program to its estimated fair value (see below).
An increase in the estimate of ultimate revenue will generally result in a lower amortization rate and, therefore, less film and television program amortization expense, while a decrease in the estimate of ultimate revenue will generally result in a higher amortization rate and, therefore, higher film and television program amortization expense, and also periodically results in an impairment requiring a write-down of the film cost to the title’s fair value. These write-downs are included in amortization expense within direct operating expenses in our consolidated statements of operations. See further discussion below under Impairment Assessment.
Impairment Assessment. An individual film or television program is evaluated for impairment when events or changes in circumstances indicate that the fair value of an individual film is less than its unamortized cost. If the result of the impairment test indicates that the carrying value exceeds the estimated fair value, an impairment charge will then be recorded for the amount of the difference.
Estimate of Fair Value. The fair value is determined based on a discounted cash flow analysis of the cash flows directly attributable to the title. For motion pictures intended for theatrical release, the discounted cash flow analysis used in the impairment evaluation prior to theatrical release is subjective and the key inputs include estimates of future anticipated revenues and estimates of box office performance, which may differ from future actual results. These estimates are based in part on the historical performance of similar films, test audience results when available, information regarding competing film releases, and critic reviews. For television programs, the discounted cash flow analysis used in the impairment evaluation includes key inputs such as estimates of future anticipated revenue, as discussed above. See further discussion of Valuation Assumptions below.
Valuation Assumptions. The discounted cash flow analysis includes cash flows estimates of ultimate revenue and costs as well as a discount rate (a Level 3 fair value measurement, see Note 9 to our unaudited condensed consolidated financial statements). The discount rate utilized in the discounted cash flow analysis is based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with producing a particular film or television program or film group. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates.
Revenue Recognition. Our Motion Picture and Television Production segments generate revenue principally from the licensing of content in domestic theatrical exhibition, home entertainment (e.g., digital media and packaged media), television, and international market places.

LIONSGATE STUDIOS CORP.
Our content licensing arrangements include fixed fee and minimum guarantee arrangements, and sales or usage based royalties. Our fixed fee or minimum guarantee licensing arrangements in the television, digital media and international markets may, in some cases, include multiple titles, multiple license periods (windows) with a substantive period in between the windows, rights to exploitation in different media, or rights to exploitation in multiple territories, which may be considered distinct performance obligations. When these performance obligations are considered distinct, the fixed fee or minimum guarantee in the arrangement is allocated to the title, window, media right or territory as applicable, based on estimates of relative standalone selling prices. The amounts related to each performance obligation (i.e., title, window, media or territory) are recognized when the content has been delivered, and the window for the exploitation right in that territory has begun, which is the point in time at which the customer is able to begin to use and benefit from the content.
Sales or usage based royalties represent amounts due to us based on the “sale” or “usage” of our content by the customer, and revenues are recognized at the later of when the subsequent sale or usage occurs, or the performance obligation to which some or all the sales or usage-based royalty has been allocated has been satisfied (or partially satisfied). Generally, when we license completed content (with standalone functionality, such as a movie, or television show), our performance obligation will be satisfied prior to the sale or usage. When we license intellectual property that does not have stand-alone functionality (e.g., brands, themes, logos, etc.), our performance obligation is generally satisfied in the same period as the sale or usage. The actual amounts due to us under these arrangements are generally not reported to us until after the close of the reporting period. We record revenue under these arrangements for the amounts due and not yet reported to us based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts. Such estimates are based on information from our customers, historical experience with similar titles in that market or territory, the performance of the title in other markets and/or available data in the industry. While we believe these estimates are reasonable estimates of the amounts due under these arrangements, such estimated amounts could differ from the actual amounts to be subsequently reported by the customer, which could be higher or lower than our estimates, and could result in an adjustment to revenues in future periods.
Revenue from the theatrical release of feature films are treated as sales or usage-based royalties and recognized starting at the exhibition date and based on our participation in box office receipts of the theatrical exhibitor.
Digital media revenue sharing arrangements are recognized as sales or usage based royalties.
Revenue from the sale of physical discs (DVDs, Blu-ray or 4K Ultra HD), referred to as “Packaged Media”, in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of receipt by the customer or “street date” (when it is available for sale by the customer).
Revenue from commissions are recognized as such services are provided.
Goodwill. At June 30, 2024, the carrying value of goodwill was $812.1 million. Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments (component level). Reporting units are determined by the discrete financial information available for the component and whether that information is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units for purposes of goodwill impairment testing, along with their respective goodwill balances at June 30, 2024, were Motion Picture (goodwill of $395 million), and our Television (goodwill of $324 million) and Talent Management (goodwill of $93 million) businesses, both of which are part of our Television Production segment.
Goodwill is not amortized but is reviewed for impairment each fiscal year or between the annual tests if an event occurs or circumstances change that indicates it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. We perform our annual impairment test as of January 1 in each fiscal year. A goodwill impairment loss would be recognized for the amount that the carrying amount of a reporting unit exceeds its fair value. An entity may perform a qualitative assessment of the likelihood of the existence of a goodwill impairment. The qualitative assessment is an evaluation, based on all identified events and circumstances which impact the fair value of the reporting unit of whether or not it is more-likely-than-not that the fair value is less than the carrying value of the reporting unit. If we believe that as a result of our qualitative assessment it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a quantitative impairment test is not required but may be performed at the option of the Company. A quantitative assessment requires determining the fair value of our reporting units. The determination of fair value requires considerable judgment and requires assumptions and estimates of many factors, including revenue and market growth, operating margins and cash flows, market multiples and discount rates.
In performing a quantitative assessment of goodwill, we determine the fair value of our reporting units by using a combination of discounted cash flow (“DCF”) analyses and market-based valuation methodologies. The models rely on significant judgments and assumptions surrounding general market and economic conditions, short-term and long-term growth rates, discount rates, income tax rates, and detailed management forecasts of future cash flow and operating margin projections, and other assumptions, all of which are based on our internal forecasts of future performance as well as historical trends. The

LIONSGATE STUDIOS CORP.
market-based valuation method utilizes EBITDA multiples from guideline public companies operating in similar industries and a control premium. The results of these valuation methodologies are weighted as to their relative importance and a single fair value is determined. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual or interim goodwill impairment tests will prove to be an accurate prediction of the future.
Goodwill Impairment Assessments:
Fiscal 2024. For our annual goodwill impairment test for fiscal 2024, we performed qualitative goodwill impairment assessments for all of our reporting units (Motion Picture, and our Television and Talent Management businesses, both of which are part of our Television Production segment). Our qualitative assessment considered the recent performance of these reporting units, and updated forecasts of performance and cash flows, as well as the current micro and macroeconomic environments in relation to the current and expected performance of these reporting units, and industry considerations, and determined that since the date of the most recent quantitative assessment performed over these reporting units, there were no events or circumstances that rise to a level that would more-likely-than-not reduce the fair value of those reporting units below their carrying values; therefore, a quantitative goodwill impairment analysis was not required for these reporting units.
During the three months ended June 30, 2024, there were no events or circumstances that have changed that would indicate that it is more-likely-than not that the fair value of a reporting unit is less than its carrying value.
Management will continue to monitor all of its reporting units for further changes in the business environment that could impact the recoverability in future periods. The recoverability of goodwill is dependent upon the continued growth of revenue and cash flows from our business activities. Examples of events or circumstances that could result in changes to the underlying key assumptions and judgments used in our goodwill impairment tests, and ultimately impact the estimated fair value of our reporting units may include the global economy; consumer consumption levels of our content; adverse macroeconomic conditions related to higher inflation and interest rates and currency rate fluctuations, and the impact on the global economy from wars, terrorism and multiple international conflicts, and future bank failures; volatility in the equity and debt markets which could result in higher weighted-average cost of capital; capital market transactions; the duration and potential impact of strikes of unions, on our ability to produce, acquire and distribute our content; the commercial success of our television programming and motion pictures; our continual contractual relationships with our customers; and changes in consumer behavior. If our assumptions are not realized, it is possible that additional impairment charges may need to be recorded in the future.
Corporate expense allocation. For periods prior to the Separation, Lionsgate’s corporate general and administrative functions and costs provided oversight over both the Starz Business and the Studio Business. These functions and costs include, but are not limited to, salaries and wages for certain executives and other corporate officers related to executive oversight, investor relations costs, costs for the maintenance of corporate facilities, and other common administrative support functions, including corporate accounting, finance and financial reporting, audit and tax costs, corporate and other legal support functions, and certain information technology and human resources. Accordingly, for periods prior to the Separation, the unaudited condensed consolidated financial statements of the Studio Business include allocations of certain general and administrative expenses from Lionsgate of $14.2 million and $24.5 million for the three months ended June 30, 2024 and 2023, respectively, related to these corporate and shared service functions historically provided by Lionsgate.
The allocation of costs to the Studio Business were subjective and required considerable judgment. The allocations of general and administrative expenses to the Studio Business were on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of consolidated Lionsgate revenue, payroll expense or other measures management considered to be a reasonable reflection of the estimated historical utilization levels of these services. Following the Separation, $16.8 million of Lionsgate’s corporate general and administrative costs were allocated to the Company pursuant to the Shared Services Agreement. In aggregate, allocations of Lionsgate’s corporate general and administrative costs to the Company represent approximately 90.0% and 79.4% for three months ended June 30, 2024 and 2023, respectively, of total Lionsgate corporate general and administrative expense. See Components of Results of Operations-Expenses above for further information.

LIONSGATE STUDIOS CORP.
Income Taxes. We are subject to federal and state income taxes in the U.S. and in several foreign jurisdictions. We record deferred tax assets related to net operating loss carryforwards and certain temporary differences, net of applicable reserves in each jurisdiction. We recognize a future tax benefit to the extent that realization of such benefit is more likely than not on a jurisdiction-by-jurisdiction basis; otherwise, a valuation allowance is applied. In order to realize the benefit of our deferred tax assets, we will need to generate sufficient taxable income in the future in each of the jurisdictions which have these deferred tax assets. However, the assessment as to whether there will be sufficient taxable income in a jurisdiction to realize our net deferred tax assets in that jurisdiction is an estimate which could change in the future depending primarily upon the actual performance of our Company. We will be required to continually evaluate the more likely than not assessment that our net deferred tax assets will be realized, and if operating results deteriorate in a particular jurisdiction, we may need to record a valuation allowance for all or a portion of our deferred tax assets through a charge to our income tax benefit (provision). As of March 31, 2024, we maintained a valuation allowance of $341.6 million against certain U.S. and foreign deferred tax assets that may not be realized on a more likely than not basis.
Our effective tax rates differ from the U.S. federal statutory income tax rate and is affected by many factors, including the overall level of income (loss) before taxes and its mix across the jurisdictions in which conduct operations, any changes in tax laws and regulations changes in valuation allowances against our deferred tax assets, changes in unrecognized tax benefits, tax planning strategies available to us and other discrete items.
For periods prior to the Business Combination (including the period from April 1, 2024, through May 13, 2024), income taxes were calculated on a separate tax return basis. The separate tax return method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and standalone enterprise. The Company’s U.S. operations, and certain of its non-U.S. operations historically were included in the income tax returns of Lionsgate or its subsidiaries that may not be part of the Company. Management believes the assumptions supporting the Company’s allocation and presentation of income taxes on a separate tax return basis to be reasonable.
For periods following the Business Combination (including the period from May 14, 2024, through June 30, 2024), income taxes were calculated by applying an estimated effective income tax rate to the Company’s ordinary income (loss), adjusted for the income tax effects of items that related discretely to the period, if any.

LIONSGATE STUDIOS CORP.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the three months ended June 30, 2024 and 2023. Due to the acquisition of eOne, the three months ended June 30, 2024 includes the results of operations of eOne (acquired December 27, 2023), see Note 3 to our unaudited condensed consolidated financial statements for further details.

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Revenues
Studio Business
Motion Picture (1)	$347.3	$406.5	$(59.2)	(14.6)%
Television Production (2)	241.1	218.5	22.6	10.3%
Total revenues	588.4	625.0	(36.6)	(5.9)%
Expenses:
Direct operating	355.8	362.1	(6.3)	(1.7)%
Distribution and marketing	92.6	129.2	(36.6)	(28.3)%
General and administration	92.1	88.4	3.7	4.2%
Depreciation and amortization	4.6	4.2	0.4	9.5%
Restructuring and other	27.7	4.1	23.6	575.6%
Total expenses	572.8	588.0	(15.2)	(2.6)%
Operating income	15.6	37.0	(21.4)	(57.8)%
Interest expense	(58.6)	(49.9)	(8.7)	17.4%
Interest and other income	5.1	2.2	2.9	131.8%
Other expense	(1.4)	(3.8)	2.4	(63.2)%
Loss on extinguishment of debt	(1.0)	—	(1.0)	n/a
Equity interests income (loss)	0.9	(0.3)	1.2	nm
Loss before income taxes	(39.4)	(14.8)	(24.6)	nm
Income tax provision	(5.0)	(6.6)	1.6	(24.2)%
Net loss	(44.4)	(21.4)	(23.0)	nm
Less: Net loss attributable to noncontrolling interests	0.9	0.9	—	—%
Net loss attributable to Lionsgate Studios Corp. shareholders	$(43.5)	$(20.5)	$(23.0)	nm
_______________________
nm - Percentage not meaningful.
(1)Motion Picture revenues for the three months ended June 30, 2024 and 2023, includes $64.2 million and $16.5 million, respectively, of revenues from licensing Motion Picture segment product to the Starz Business.
(2)Television Production revenues for the three months ended June 30, 2024 and 2023, includes $39.6 million and $81.0 million, respectively, of revenues from licensing Television Production segment product to the Starz Business.
Revenues. Consolidated revenues decreased $36.6 million in the three months ended June 30, 2024 reflecting decreased revenue in the Motion Picture segment, offset by increased revenue in the Television Production segment.

LIONSGATE STUDIOS CORP.
Motion Picture revenue decreased $59.2 million due to lower theatrical, home entertainment and international revenue, primarily due to revenue in the prior year’s quarter from John Wick: Chapter 4, partially offset by increased television revenue. Motion Picture revenues for the three months ended June 30, 2024 included approximately $25.1 million of revenues from eOne (acquired December 27, 2023, therefore the three months ended June 30,2023 included no comparable revenues). Motion Picture revenue included $64.2 million of revenue from licensing Motion Picture segment product to the Starz Business, representing an increase of $47.7 million from the three months ended June 30, 2023.
Television Production revenue increased $22.6 million due to increased domestic television, international, and home entertainment digital revenue. Television Production revenues for the three months ended June 30, 2024 included approximately $76.5 million of revenues from eOne. Television Production revenue included $39.6 million of revenue from licensing Television Production segment product to the Starz Business, representing a decrease of $41.4 million from the three months ended June 30, 2023.
See further discussion in the Segment Results of Operations section below.
Direct Operating Expenses. Direct operating expenses by segment were as follows for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024		2023		Change
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Motion Picture	$150.6	43.4%	$186.7	45.9%	$(36.1)	(19.3)%
Television Production	202.0	83.8	174.9	80.0	27.1	15.5%
Other	3.2	nm	0.5	nm	2.7	540.0%
	$355.8	60.5%	$362.1	57.9%	$(6.3)	(1.7)%
_______________________
nm - Percentage not meaningful.
Direct operating expenses decreased in the three months ended June 30, 2024, due to lower direct operating expenses of the Motion Picture segment due to lower Motion Picture revenues, partially offset by higher direct operating expenses of the Television Production segment due to increased revenues from Television Production. See further discussion in the Segment Results of Operations section below.

Other. Other direct operating expense in the three months ended June 30, 2024 includes rent cost for production facilities that were unutilized as a result of the industry strikes amounting to $5.2 million, which was not allocated to the segments, and is included in direct operating expense. In addition, other direct operating expense in the three months ended June 30, 2024 and 2023 includes COVID related charges, if any, net of insurance recoveries.
Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Motion Picture	$82.1	$121.2	$(39.1)	(32.3)%
Television Production	10.5	8.0	2.5	31.3%
	$92.6	$129.2	$(36.6)	(28.3)%
U.S. theatrical P&A and Premium VOD expense included in Motion Picture distribution and marketing expense	$51.3	$84.4	$(33.1)	(39.2)%

Distribution and marketing expenses decreased in the three months ended June 30, 2024 and primarily reflects lower Motion Picture theatrical P&A and Premium VOD expense associated with the theatrical slate releases in the current quarter. See further discussion in the Segment Results of Operations section below.

LIONSGATE STUDIOS CORP.
General and Administrative Expenses. General and administrative expenses by segment were as follows for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,				Change
	2024	% of Revenues	2023	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Picture	$28.5		$29.4		$(0.9)	(3.1)%
Television Production	17.9		12.7		5.2	40.9%
Corporate allocations from Lionsgate, excluding allocation of share-based compensation expense	31.0		24.5		6.5	26.5%
Share-based compensation expense	12.6		11.7		0.9	7.7%
Purchase accounting and related adjustments	2.1		10.1		(8.0)	(79.2)%
Total general and administrative expenses	$92.1	15.7%	$88.4	14.1%	$3.7	4.2%

General and administrative expenses increased in the three months ended June 30, 2024, resulting from increased Corporate and Television Production general and administrative expenses and share-based compensation, partially offset by decreased purchase accounting and related adjustments and Motion Picture general and administrative expenses. Studio Business general and administrative expenses for the three months ended June 30, 2024 included approximately $7.0 million from eOne. See further discussion in the Segment Results of Operations section below.
As discussed in Components of Results of Operations, following the Separation, the Shared Services Agreement facilitates the allocation of substantially all corporate general and administrative expenses to the Company. For periods prior to the Separation, the Company has been allocated a portion of Lionsgate’s total corporate expenses which are included in general and administrative expenses. Corporate general and administrative expenses increased approximately $6.5 million, or 26.5%, primarily due to approximately $3.0 million of corporate general and administrative expenses from eOne.
Certain of our employees participate in the share-based compensation plans sponsored by Lionsgate. For periods prior to the Separation, Lionsgate share-based compensation awards granted to employees of the Company were reflected in parent net investment within the unaudited condensed consolidated statements of equity (deficit) at the time they are expensed in the unaudited condensed consolidated statements of operations. The following table presents share-based compensation expense by financial statement line item:

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Share-based compensation is comprised of:
Studio employee share-based compensation expense	$8.4	$8.0
Allocation of Lionsgate corporate and shared employee share-based compensation expense	4.2	3.7
Total share-based compensation included in general and administrative expense	12.6	11.7
Restructuring and other(1)	—	0.5
Total share-based compensation expense	$12.6	$12.2
_______________________
(1)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.
Purchase accounting and related adjustments include the expense associated with the noncontrolling equity interests in the distributable earnings related to 3 Arts Entertainment, and the non-cash charges for the accretion of the noncontrolling interest discount and the amortization of the recoupable portion of the purchase price related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense. The noncontrolling equity interests in the distributable earnings of 3 Arts Entertainment are reflected as an expense rather than noncontrolling interest in the unaudited condensed consolidated statement of operations due to the relationship to continued employment. Purchase

LIONSGATE STUDIOS CORP.
accounting and related adjustments decreased $8.0 million, or 79.2%, primarily due to lower noncontrolling equity interests in the distributable earnings related to 3 Arts Entertainment of $6.6 million associated with a lower noncontrolling interest ownership percentage as a result of our acquisition of an additional interest in 3 Arts Entertainment (see Note 10 to our unaudited condensed consolidated financial statements). In addition, purchase accounting and related adjustments decreased due to lower amortization of the recoupable portion of the purchase price of 3 Arts Entertainment of $1.3 million, due to the amortization period ending in May 2023.
Depreciation and Amortization Expense. Depreciation and amortization of $4.6 million for the three months ended June 30, 2024 was comparable to depreciation and amortization of $4.2 million in the three months ended June 30, 2023.
Restructuring and Other. Restructuring and other increased $23.6 million in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, and includes restructuring and severance costs, certain transaction and other costs, and certain unusual items, when applicable. Restructuring and other costs were as follows for the three months ended June 30, 2024 and 2023 (see Note 15 to our unaudited condensed consolidated financial statements):

	Three Months Ended June 30,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Other impairments(1)	$18.0	$—	$18.0	n/a
Severance(2)
Cash	3.0	2.0	1.0	50.0%
Accelerated vesting on equity awards (see Note 13 to our unaudited condensed consolidated financial statements)	—	0.5	(0.5)	(100.0)%
Total severance costs	3.0	2.5	0.5	20.0%
Transaction and other costs(3)	6.7	1.6	5.1	nm
	$27.7	$4.1	$23.6	nm
_______________________
nm - Percentage not meaningful.
(1)Amounts in the three months ended June 30, 2024 relate to impairments of certain operating lease right-of-use and leasehold improvement assets related to the Television Production segment associated with facility leases that will no longer be utilized by the Company primarily related to the integration of eOne.
(2)Severance costs were primarily related to restructuring, acquisition integration activities and other cost-saving initiatives.
(3)Transaction and other costs in the three months ended June 30, 2024 and 2023 reflect transaction, integration and legal costs associated with certain strategic transactions, and restructuring activities and also include costs and benefits associated with legal and other matters.
Interest Expense. Interest expense of $58.6 million in the three months ended June 30, 2024, increased $8.7 million from the three months ended June 30, 2023 due to higher average interest rates and balances on variable rate corporate debt and film related obligations, partially offset by a slightly larger benefit from the interest rate swaps. The following table sets forth the components of interest expense for the three months ended June 30, 2024 and 2023:

LIONSGATE STUDIOS CORP.

	Three Months Ended
	June 30,
	2024	2023
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facility(1)	$14.1	$9.5
Term loans(1)	20.8	20.4
Other(2)	15.7	14.0
	50.6	43.9
Amortization of debt issuance costs and other non-cash interest(3)	8.0	6.0
Total interest expense	$58.6	$49.9
_______________________
(1)Prior to the Separation, amounts reflect interest attributable to borrowings outstanding under Lionsgate’s Credit Agreement (including the revolving credit facility, term loan A and term loan B). Subsequent to the Separation, amounts reflect interest attributable to borrowings outstanding under the Company’s Intercompany Note with LGCH (see Note 7).
(2)Other interest expense includes payments associated with certain film related obligations (Production Tax Credit Facility, IP Credit Facility, Backlog Facility and other, see Note 8 to our unaudited condensed consolidated financial statements), and payments and receipts associated with the Company’s interest rate swaps (see Note 18 to our unaudited condensed consolidated financial statements).
(3)Amounts include the amortization of unrealized losses in accumulated other comprehensive income (loss) related to de-designated interest rate swaps which are being amortized to interest expense (see Note 18 to our unaudited condensed consolidated financial statements).
Interest and Other Income. Interest and other income of $5.1 million for the three months ended June 30, 2024 increased as compared to interest and other income of $2.2 million for the three months ended June 30, 2023 due to higher interest income.
Other Expense. Other expense of $1.4 million for the three months ended June 30, 2024 decreased as compared to other expense of $3.8 million for the three months ended June 30, 2023, and primarily represented the loss recorded related to our monetization of accounts receivable programs (see Note 19 to our unaudited condensed consolidated financial statements).
Loss on Extinguishment of Debt. Loss on extinguishment of debt of $1.0 million for the three months ended June 30, 2024 related to the write-off of debt issuance costs associated with the voluntary prepayment of $84.9 million principal amount of the LGTV Term Loan A and $214.1 million of the LGTV Term Loan B. See Note 7 to our unaudited condensed consolidated financial statements.
There was no comparable loss on extinguishment of debt in the three months ended June 30, 2023.
Equity Interests Income (Loss). Equity interests income of $0.9 million in the three months ended June 30, 2024 compared to equity interests loss of $0.3 million in the three months ended June 30, 2023 due to higher income generated by our equity method investees.

Income Tax Provision. The Company had an income tax provision of $5.0 million and an effective tax rate of -12.7% in the three months ended June 30, 2024, compared to an income tax provision and effective tax rate of $6.6 million and -44.6%, respectively, for the three months ended June 30, 2023. Our income tax expense and effective income tax rates for the three months ended June 30, 2024 and 2023 differed from the U.S. federal statutory corporate income tax rate of 21% multiplied by income (loss) before taxes due to the mix of our earnings across the various jurisdictions in which our operations are conducted, changes in valuation allowances against our deferred tax assets, certain minimum income and foreign withholding taxes, charges for interest on uncertain tax benefits, and benefits from the releases of reserves for uncertain tax benefits due to the close of audits or expirations of statutes of limitations.
Net Loss Attributable to Lionsgate Studios Corp. Shareholders Net loss attributable to our shareholders for the three months ended June 30, 2024 was $43.5 million, or basic and diluted net loss per common share of $0.16 on 272.4 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the three months

LIONSGATE STUDIOS CORP.
ended June 30, 2023 of $20.5 million, or basic and diluted net loss per common share of $0.08 on 253.4 million weighted average common shares outstanding.

Segment Results of Operations and Non-GAAP Measures
The Company’s primary measure of segment performance is segment profit. Segment profit is defined as segment revenues, less segment direct operating and segment distribution and marketing expense, less segment general and administration expenses. Total segment profit represents the sum of segment profit for our individual segments, net of eliminations for intersegment transactions. Segment profit and total segment profit excludes, when applicable, corporate general and administrative expense, restructuring and other costs, share-based compensation, certain programming and content charges as a result of changes in management and/or programming and content strategy, certain charges related to the COVID-19 global pandemic, and purchase accounting and related adjustments. Segment profit when presented in accordance with ASC 280 within the notes to the consolidated financial statements is a GAAP financial measure and is disclosed in Note 16 to our unaudited condensed consolidated financial statements.
We also present below our total segment profit for all of our segments. Total segment profit, when presented outside of the segment information and reconciliations included in Note 16 to our unaudited condensed consolidated financial statements, is considered a non-GAAP financial measure, and should be considered in addition to, not as a substitute for, or superior to, measures of financial performance prepared in accordance with U.S. GAAP. We use this non-GAAP measure, among other measures, to evaluate the aggregate operating performance of our business.
The Company believes the presentation of total segment profit is relevant and useful for investors because it allows investors to view total segment performance in a manner similar to the primary method used by the Company's management and enables them to understand the fundamental performance of the Company's businesses before non-operating items. Total segment profit is considered an important measure of the Company’s performance because it reflects the aggregate profit contribution from the Company's segments and represents a measure, consistent with our segment profit, that eliminates amounts that, in management’s opinion, do not necessarily reflect the fundamental performance of the Company’s businesses, are infrequent in occurrence, and in some cases are non-cash expenses. Not all companies calculate segment profit or total segment profit in the same manner, and segment profit and total segment profit as defined by the Company may not be comparable to similarly titled measures presented by other companies due to differences in the methods of calculation and excluded items.
The following table reconciles the GAAP measure, operating income, to the non-GAAP measure, total segment profit, for the three months ended June 30, 2024 and 2023. In addition, each of segment direct operating expense, distribution and marketing expense and general and administrative expense is reconciled to the respective line items presented in the GAAP-based statement of operations in the preceding section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations which discusses consolidated results of operations.

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Operating income	$15.6	$37.0	$(21.4)	(57.8)%
Corporate general and administrative expense allocations from Lionsgate, excluding allocation of share-based compensation expense	31.0	24.5	6.5	26.5%
Adjusted depreciation and amortization	3.6	2.8	0.8	28.6%
Restructuring and other	27.7	4.1	23.6	575.6%
COVID-19 related charges (benefit)	(2.0)	0.1	(2.1)	nm
Content charges	—	0.4	(0.4)	(100.0)%
Unallocated rent cost included in direct operating expense	5.2	—	5.2	n/a
Adjusted share-based compensation expense	12.6	11.7	0.9	7.7%
Purchase accounting and related adjustments	3.1	11.5	(8.4)	(73.0)%
Total segment profit	$96.8	$92.1	$4.7	5.1%
_______________________

LIONSGATE STUDIOS CORP.
nm - Percentage not meaningful.

See Note 16 to our unaudited condensed consolidated financial statements for further information on the reconciling line items above, and for reconciliations of depreciation and amortization and share-based compensation expense as presented on our unaudited condensed consolidated statements of operations to adjusted depreciation and amortization and adjusted share-based compensation expense, respectively, as presented in the line items above.
The table below sets forth the revenues and segment profit by segment:

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Revenue
Motion Picture	$347.3	$406.5	$(59.2)	(14.6)%
Television Production	241.1	218.5	22.6	10.3%
	$588.4	$625.0	$(36.6)	(5.9)%
Segment Profit
Motion Picture	$86.1	$69.2	$16.9	24.4%
Television Production	10.7	22.9	(12.2)	(53.3)%
Total Segment Profit	$96.8	$92.1	$4.7	5.1%
See the following discussion for further detail of our individual segments.

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$347.3	$406.5	$(59.2)	(14.6)%
Expenses:
Direct operating expense	150.6	186.7	(36.1)	(19.3)%
Distribution & marketing expense	82.1	121.2	(39.1)	(32.3)%
Gross contribution	114.6	98.6	16.0	16.2%
General and administrative expenses	28.5	29.4	(0.9)	(3.1)%
Segment profit	$86.1	$69.2	$16.9	24.4%

U.S. theatrical P&A and Premium VOD expense included in distribution and marketing expense	$51.3	$84.4	$(33.1)	(39.2)%

Direct operating expense as a percentage of revenue	43.4%	45.9%

Gross contribution as a percentage of revenue	33.0%	24.3%

Revenue. The table below sets forth Motion Picture revenue by media and product category for the three months ended June 30, 2024 and 2023. Motion Picture revenues for the three months ended June 30, 2024 included approximately $25.1 million of revenues from eOne.

LIONSGATE STUDIOS CORP.

	Three Months Ended June 30,
	2024			2023			Total Increase (Decrease)
	Lionsgate Original Releases(1)	Other Film(2)	Total	Lionsgate Original Releases(1)	Other Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$35.4	$0.6	$36.0	$65.2	$0.7	$65.9	$(29.9)
Home Entertainment
Digital Media	100.4	39.7	140.1	131.3	42.8	174.1	(34.0)
Packaged Media	6.6	2.6	9.2	20.8	5.1	25.9	(16.7)
Total Home Entertainment	107.0	42.3	149.3	152.1	47.9	200.0	(50.7)
Television	82.4	5.6	88.0	42.3	6.2	48.5	39.5
International	48.2	20.1	68.3	74.1	6.9	81.0	(12.7)
Other	2.7	3.0	5.7	9.7	1.4	11.1	(5.4)
	$275.7	$71.6	$347.3	$343.4	$63.1	$406.5	$(59.2)
____________________
(1)Lionsgate Original Releases: Includes titles originally planned for a wide theatrical release by Lionsgate, including titles that have changed from a planned wide theatrical release to an initial direct-to-streaming release. These releases include films developed and produced in-house, films co-developed and co-produced and films acquired or licensed from third parties. In addition, Lionsgate Original Releases also includes multi-platform and direct-to-platform motion pictures originally released or licensed by Lionsgate, and the licensing of our original release motion picture content to other ancillary markets (location-based entertainment, games, etc.).
(2)Other Film: Includes acquired and licensed brands and libraries originally released by other parties such as third-party library product, including our titles released by acquired companies prior to our acquisition of the company (i.e., Summit Entertainment library), and titles released with our equity method investees, Roadside Attractions and Pantelion Films, and other titles.
Theatrical revenue decreased $29.9 million in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 due to a decrease of $29.8 million from Lionsgate Original Releases due to revenue in the prior year’s quarter from the fiscal 2023 theatrical slate release, John Wick:Chapter 4, partially offset by revenue from the release of The Strangers: Chapter 1 in the current quarter.
Home entertainment revenue decreased $50.7 million, or 25.4%, in the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, due to lower digital media revenue of $34.0 million and lower packaged media revenue of $16.7 million primarily due to decreases from Lionsgate Original Releases. Digital media revenue and packaged media revenue from Lionsgate Original Releases declined $30.9 million and $14.2 million, respectively, due to revenue in the prior year’s quarter from John Wick:Chapter 4, partially offset by revenue in the current quarter from The Ministry of Ungentlemanly Warfare.
Television revenue increased $39.5 million, or 81.4%, in the three months ended June 30, 2024, as compared to the three months ended June 30, 2023 due to an increase from Lionsgate Original Releases of $40.1 million due to a greater number of television windows opening in the current quarter for our theatrical slate titles, and higher revenue recognized for those titles, and in particular, The Hunger Games: The Ballad of Songbirds & Snakes, partially offset by a decrease from Other Film of $0.6 million.
International revenue decreased $12.7 million, or 15.7% in the three months ended June 30, 2024, as compared to the three months ended June 30, 2023 due to a decrease from Lionsgate Original Releases of $25.9 million driven by revenue in the prior year’s quarter for John Wick:Chapter 4, partially offset by an increase from Other Film of $13.2 million from our acquired library titles.

LIONSGATE STUDIOS CORP.
Direct Operating Expense. The decrease in direct operating expenses is due to lower motion picture revenue in the current quarter. Direct operating expenses as a percentage of motion picture revenue decreased slightly from the prior year’s quarter and is driven by the change in the mix of titles and product categories generating revenue in the current quarter as compared to the prior year’s quarter. Investment in film write-downs included in Motion Picture segment direct operating expense increased to $0.3 million in the three months ended June 30, 2024, as compared to $0.2 million in the three months ended June 30, 2023.
Distribution and Marketing Expense. The decrease in distribution and marketing expense in the three months ended June 30, 2024 is due to lower theatrical P&A and Premium VOD expense due to lower expense associated with the theatrical slate releases in the current quarter. In the three months ended June 30, 2024 approximately $15.1 million of P&A and Premium VOD expense was incurred in advance for films to be released in subsequent quarters, compared to approximately $20.9 million in the three months ended June 30, 2023 in the Motion Picture segment.
Gross Contribution. Gross contribution of the Motion Picture segment for the three months ended June 30, 2024 increased as compared to the three months ended June 30, 2023 due to lower Motion Picture distribution and marketing expense and direct operating expense, partially offset by lower Motion Picture revenue.
General and Administrative Expense. General and administrative expenses of the Motion Picture segment in the three months ended June 30, 2024 decreased $0.9 million, or 3.1%, primarily due to a decrease in professional fees.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$241.1	$218.5	$22.6	10.3%
Expenses:
Direct operating expense	202.0	174.9	27.1	15.5%
Distribution & marketing expense	10.5	8.0	2.5	31.3%
Gross contribution	28.6	35.6	(7.0)	(19.7)%
General and administrative expenses	17.9	12.7	5.2	40.9%
Segment profit	$10.7	$22.9	$(12.2)	(53.3)%

Direct operating expense as a percentage of revenue	83.8%	80.0%

Gross contribution as a percentage of revenue	11.9%	16.3%
Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the three months ended June 30, 2024 and 2023. Television Production revenues for the three months ended June 30, 2024 included approximately $76.5 million of revenues from eOne.

LIONSGATE STUDIOS CORP.

LIONSGATE STUDIOS CORP.

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	Percent
Television Production	(Amounts in millions)
Television	$160.2	$150.0	$10.2	6.8%
International	35.5	31.9	3.6	11.3%
Home Entertainment
Digital	18.9	11.8	7.1	60.2%
Packaged Media	0.9	0.4	0.5	125.0%
Total Home Entertainment	19.8	12.2	7.6	62.3%
Other	25.6	24.4	1.2	4.9%
	$241.1	$218.5	$22.6	10.3%

The primary component of Television Production revenue is domestic television revenue. Domestic television revenue increased in the three months ended June 30, 2024 due to an increase of approximately $66.3 million for revenues from eOne in the current quarter, partially offset by a decrease of $30.0 million from the licensing of fewer Starz original series to Starz Networks and a decrease from reality television programs.

International revenue in the three months ended June 30, 2024 increased $3.6 million, or 11.3% as compared to the three months ended June 30, 2023 due to an increase of approximately $5.4 million for revenues from eOne in the current quarter.

Home entertainment revenue in the three months ended June 30, 2024 increased $7.6 million, or 62.3% as compared to the three months ended June 30, 2023 due to increased third-party digital media revenues.
Other revenue in the three months ended June 30, 2024 decreased $1.2 million, or 4.9% from the three months ended June 30, 2023, and primarily reflects revenue of 3 Arts Entertainment which is generated from commissions and executive producer fees earned related to talent management.
Direct Operating Expense. Direct operating expense of the Television Production segment in the three months ended June 30, 2024 increased $27.1 million, or 15.5%, due to the increase in Television Production revenues. Direct operating expenses as a percentage of television production revenue increased as compared to the prior year’s quarter, primarily due to the mix of titles generating revenue in the current quarter as compared to the prior year’s quarter. There were no investment in film and television programs write-downs included in Television Production segment direct operating expense in the three months ended June 30, 2024 and 2023.
Gross Contribution. Gross contribution of the Television Production segment for the three months ended June 30, 2024 decreased as compared to the three months ended June 30, 2023 due to higher direct operating expenses as a percentage of television production revenue, partially offset by increased television production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment increased $5.2 million, or 40.9%. Television Production general and administrative expenses for the three months ended June 30, 2024 included $6.0 million from eOne.

LIONSGATE STUDIOS CORP.
Liquidity and Capital Resources

Sources of Cash
Our liquidity and capital requirements in the three months ended June 30, 2024 were provided principally through cash generated from operations, our Intercompany Note, Intercompany Revolver, our film related obligations (as further discussed below), the monetization of trade accounts receivable and prior to the Separation, Lionsgate’s Senior Credit Facilities and parent net investments. Prior to the Separation, from time to time, sources of cash also included cash generated from the Starz Business and contributed to the Studio Business through parent net investment.
As discussed in Separation and Business Combination, on May 13, 2024, Lionsgate consummated the transactions contemplated by the Business Combination which, in addition to establishing the Studio Business as a standalone publicly traded entity, resulted in approximately $330.0 million of gross proceeds, including $254.3 million in PIPE financing. Shortly after the closing of the Business Combination, approximately $299.0 million was transferred to a wholly-owned subsidiary of Lionsgate in partial repayment of the Intercompany Note described below.
eOne IP Facility. In July 2024, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the "eOne IP Credit Facility") based on and secured by the Company’s intellectual property rights primarily associated with certain titles acquired as part of the eOne acquisition. The maximum principal amount of the eOne IP Credit Facility is $340.0 million, subject to the amount of collateral available, which is based on the valuation of unsold rights from the libraries. The Company borrowed $340.0 million under the eOne IP Credit Facility. The cash flows generated from the rights will be applied to repay the eOne IP Credit Facility subject to quarterly required principal payments of $8.5 million, beginning September 30, 2024, with the balance payable at maturity. Advances under the eOne IP Credit Facility bear interest at a rate equal to Term SOFR plus 2.25% per annum. The eOne IP Credit Facility matures on July 3, 2029. See Note 21 - Subsequent Events.
As of June 30, 2024 we had cash and cash equivalents of $167.2 million.

Intercompany Note
In connection with the Separation and Business Combination, on May 8, 2024, Lions Gate Capital Holdings LLC, a Delaware limited liability company and subsidiary of Lionsgate (“LGCH”), which is not a consolidated subsidiary of Lionsgate Studios, as lender, entered into an intercompany note and assumption agreement (the “Intercompany Note”) with Lions Gate Television Inc., a Delaware corporation and wholly owned consolidated subsidiary of the Company (“LGTV”), as borrower and assuming party.
The Intercompany Note at June 30, 2024, excluding the Intercompany Revolver and film related obligations discussed further below, consisted of the following:
•LGTV Revolver. We have a $1.1 billion revolving credit facility (with $585.0 million outstanding at June 30, 2024) due April 2026 (the “LGTV Revolver”). We maintain significant availability under our LGTV Revolver, which is currently used to meet our short-term liquidity requirements, and could also be used for longer term liquidity requirements.
•LGTV Term Loan A. We have a term loan A facility due April 2026 (the “LGTV Term Loan A”), with $314.4 million outstanding at June 30, 2024.
The outstanding amounts under the LGTV Revolver and LGTV Term Loan A may become due on December 23, 2024 (i.e. 91 days prior to March 24, 2025) prior to its maturity on April 6, 2026 in the event that the aggregate principal amount of Lionsgate’s outstanding term loan B in excess of $250 million has not been repaid, refinanced or extended to have a maturity date on or after July 6, 2026. The Company expects Lionsgate to repay and/or refinance and extend the maturity date of its term loan B prior to December 23, 2024 such that the maturity of the LGTV Revolver and LGTV Term Loan A are not accelerated.
•LGTV Term Loan B. We have a term loan B facility due March 2025 (the “LGTV Term Loan B”, and, together with the LGTV Revolving Credit Facility and the LGTV Term Loan A, the “Intercompany Note”), with $605.1 million outstanding at June 30, 2024.
See Note 7 to our unaudited condensed consolidated financial statements for a discussion of our Intercompany Note.

LIONSGATE STUDIOS CORP.
Intercompany Revolver
In connection with the Separation and Business Combination, on May 13, 2024, LGAC International LLC, a Delaware limited liability company and wholly owned consolidated subsidiary of the Company (“LGAC International”) and Lions Gate Capital Holdings 1, Inc., a Delaware corporation and subsidiary of Lionsgate (“LGCH1”) entered into a revolving credit agreement (the “Intercompany Revolver”), pursuant to which LGAC International and LGCH1 agreed to make revolving loans to each other from time to time provided that the net amount owing by one party to the other at any particular time may not exceed $150.0 million. There was $66.7 million outstanding and due to LGCH1 at June 30, 2024. The Intercompany Revolver will, among other things, terminate in connection with a full separation of the entities.
See Note 7 to our unaudited condensed consolidated financial statements for a discussion of our Intercompany Revolver.
Lionsgate Exchange Notes and Existing Notes
As discussed in Note 7 to our unaudited condensed consolidated financial statements, on May 8, 2024, LGCH1, an indirect, wholly-owned subsidiary of Lionsgate, which is not a consolidated subsidiary of Lionsgate Studios, issued $389.9 million aggregate principal amount of the 5.5% senior notes due 2029 (the “Exchange Notes”). The Exchange Notes were exchanged by Lionsgate for an equivalent amount of Lionsgate’s existing 5.5% senior notes due 2029 (the “Existing Notes”). The Exchange Notes initially bear interest at 5.5% annually and mature April 15, 2029, with the interest rate increasing to 6.0% and the maturity date extending to April 15, 2030 effective upon completion of the separation of the Starz Business from the Studio Business. Lionsgate may redeem the Exchange Notes, in whole at any time, or in part from time to time, prior to or on and after the Separation Closing Date, as defined in the indenture governing the Exchange Notes, at certain specified redemption prices set forth in the indenture governing the Exchange Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date.
The Exchange Notes and Existing Notes and related interest expense are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company and certain of its subsidiaries are guarantors under the Exchange Notes and Existing Notes. Upon completion of the separation of the Starz Business from the Studio Business, the Exchange Notes will become obligations of the Company and will be reflected in the Company’s unaudited condensed consolidated financial statements.

Film Related Obligations
We utilize our film related obligations to fund our film and television productions. Our film related obligations at June 30, 2024 include the following:
•Production Loans: Production loans represent individual and multi-title loans for the production of film and television programs that we produce. The majority of the Company’s production loans have contractual repayment dates either at or near the expected completion or release dates, with the exception of certain loans containing repayment dates on a longer term basis. At June 30, 2024, there was $1,306.4 million outstanding of production loans.
•Production Tax Credit Facility: We have a $260.0 million non-recourse senior secured revolving credit facility due January 2025 based on collateral consisting solely of certain of the Company’s tax credit receivables (the “Production Tax Credit Facility”). As of June 30, 2024, tax credit receivables amounting to $336.8 million represented collateral related to the Production Tax Credit Facility. Cash collections from the underlying collateral (tax credit receivables) are used to repay the Production Tax Credit Facility. At June 30, 2024 there was $260.0 million outstanding under the Production Tax Credit Facility.
•IP Credit Facility: In July 2021, as amended in September 2022, certain of our subsidiaries entered into a senior secured amortizing term credit facility due July 2027 (the “IP Credit Facility”) based on the collateral consisting solely of certain of our rights in certain acquired library titles, including the Spyglass and other recently acquired libraries. The maximum principal amount of the IP Credit Facility is $161.9 million, subject to the amount of collateral available, which is based on the valuation of cash flows from the libraries. At June 30, 2024 there was $100.6 million, outstanding under the IP Credit Facility.
•Backlog Facility and Other:
◦Backlog Facility. In March 2022, as amended in August 2022, certain subsidiaries of the Company entered into a committed secured revolving credit facility (the “Backlog Facility”) based on collateral consisting solely of certain of the Company’s fixed fee or minimum guarantee contracts where cash will be received in the future. The maximum principal amount of the Backlog Facility is $175.0 million, subject to the amount of eligible collateral contributed to the facility. The Backlog Facility revolving period finishes on May 16, 2025, at which point cash collections from the underlying collateral is used to repay the facility. The facility maturity date is up to two years

LIONSGATE STUDIOS CORP.
and 90 days after the revolving period ends, currently August 14, 2027. As of June 30, 2024 there was $175.0 million outstanding under the Backlog Facility.

◦Other. The Company has other loans which are secured by accounts receivable and contracted receivables which are not yet recognized as revenue under certain licensing agreements. Outstanding loan balances under these “other” loans must be repaid with any cash collections from the underlying collateral if and when received by the Company, and may be voluntarily repaid at any time without prepayment penalty fees. As of June 30, 2024, there was $138.0 million outstanding under the "other" loans, of which $67.9 million has a contractual repayment date in July 2025 and $70.1 million has a contractual repayment date in April 2027. As of June 30, 2024, accounts receivable amounting to $84.8 million and contracted receivables not yet reflected as accounts receivable on the balance sheet at June 30, 2024 amounting to $81.1 million represented collateral related to the “other” loans.

See Note 8 to our unaudited condensed consolidated financial statements for a discussion of our film related obligations.

Accounts Receivable Monetization and Governmental Incentives
Our accounts receivable monetization programs include individual agreements to monetize certain of our trade accounts receivable directly with third-party purchasers and previously have included a revolving agreement to monetize designated pools of trade accounts receivable with various financial institutions.
In addition, we utilize governmental incentives, programs and other structures from states and foreign countries (e.g., sales tax refunds, transferable tax credits, refundable tax credits, low interest loans, direct subsidies or cash rebates, calculated based on the amount of money spent in the particular jurisdiction in connection with the production) to fund our film and television productions and reduce financial risk.
See Note 19 to our unaudited condensed consolidated financial statements for our accounts receivable monetization programs and our tax credit receivables.
Uses of Cash
Our principal uses of cash in operations include the funding of film and television productions, film rights acquisitions, the distribution and marketing of films and television programs, and general and administrative expenses. We also use cash for debt service (i.e. principal and interest payments) requirements, equity method or other equity investments, capital expenditures, and acquisitions of or investment in businesses.
In addition, the Company has a redeemable noncontrolling interest balance of $123.0 million as of June 30, 2024, related to its acquisition of a controlling interest, consisting of a limited liability company interest in each of Pilgrim Media Group and 3 Arts Entertainment, which may require the use of cash in the event the holders of the noncontrolling interests require the Company to repurchase their interests (see Note 10 to our unaudited condensed consolidated financial statements).
We may from time to time seek to retire or purchase or refinance our outstanding debt through cash purchases, and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, refinancings, or otherwise. Such repurchases or exchanges or refinancings, if any, will depend on prevailing market conditions, our liquidity requirements, our assessment of opportunities to lower interest expense, contractual restrictions and other factors, and such repurchases or exchanges could result in a charge from the early extinguishment of debt. The amounts involved may be material.
Anticipated Cash Requirements. The nature of our business is such that significant initial expenditures are required to produce, acquire, distribute and market films and television programs, while revenues from these films and television programs are earned over an extended period of time after their completion or acquisition. In addition to the cash requirements of any potential future redemption of our noncontrolling interests as discussed above, which we may fund with a combination of cash on hand, borrowings under our line of credit and/ or new financing arrangements, we have other anticipated cash requirements outside of our normal operations.
In the short-term, we currently expect that our cash requirements for productions will increase and our marketing spend will decrease in fiscal 2025 as compared to fiscal 2024.
However, we currently believe that cash flow from operations, cash on hand, Intercompany Note availability, Intercompany Revolver availability, the monetization of trade accounts receivable, tax-efficient financing, the availability from other financing obligations and available production or intellectual property financing, will be adequate to meet known operational cash and debt service (i.e. principal and interest payments) requirements for the next 12 months and beyond, including the funding of future film and television production and theatrical and home entertainment release schedules, and

LIONSGATE STUDIOS CORP.
future equity method or other investment funding requirements. We monitor our cash flow liquidity, availability, fixed charge coverage, capital base, film spending and leverage ratios with the long-term goal of maintaining our credit worthiness.
Our current financing strategy is to fund operations and to leverage investment in films and television programs in the short-term and long-term, through our cash flow from operations, our revolving credit facility, production loans, government incentive programs, the monetization of trade accounts receivable, our Production Tax Credit Facility, our IP Credit Facility, our Backlog Facility, and other obligations. In addition, we may acquire businesses or assets, including individual films or libraries that are complementary to our business. Any such transaction could be financed through our cash flow from operations, credit facilities, equity or debt financing. If additional financing beyond our existing cash flows from operations and credit facilities cannot fund such transactions, there is no assurance that such financing will be available on terms acceptable to us. Our ability to obtain any additional financing will depend on, among other things, our business plans, operating performance, the condition of the capital markets at the time we seek financing, and short and long-term debt ratings assigned by independent rating agencies. Additionally, circumstances related to inflation and rising interest rates and bank failures has caused disruption in the capital markets, which could make financing more difficult and/or expensive, and we may not be able to obtain such financing. We may also dispose of businesses or assets, including individual films or libraries, and use the net proceeds from such dispositions to fund operations or such acquisitions, or to repay debt.
Material Cash Requirements from Known Contractual and Other Obligations. Our material cash requirements from known contractual and other obligations primarily relate to our Intercompany Note and film related obligations. The following table sets forth our significant contractual and other obligations as of June 30, 2024 and the estimated timing of payment:

	Total	Next 12 Months	Beyond 12 Months
	(Amounts in millions)
Future annual repayment of debt and other obligations recorded as of June 30, 2024 (on-balance sheet arrangements)
Intercompany Revolver(1)	$66.7	$66.7	$—
Intercompany Note(1)
LGTV Revolver(2)	585.0	—	585.0
LGTV Term Loan A(2)	314.4	41.1	273.3
LGTV Term Loan B	605.1	605.1	—
Film related obligations(3)	1,968.6	1,612.1	356.5
Content related payables(4)	45.8	41.4	4.4
Operating lease obligations	361.1	45.8	315.3
	3,946.7	2,412.2	1,534.5
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film related obligations commitments(5)	231.0	163.8	67.2
Interest payments(6)	125.8	95.0	30.8
Other contractual obligations	452.6	91.8	360.8
	809.4	350.6	458.8
Total future repayment of debt and other commitments under contractual obligations (7)	$4,756.1	$2,762.8	$1,993.3

(1)See Note 7 to our unaudited condensed consolidated financial statements for further information on our Intercompany Revolver and Intercompany Note.
(2)The outstanding amounts under the LGTV Revolver and LGTV Term Loan A may become due on December 23, 2024 (i.e. 91 days prior to March 24, 2025) prior to its maturity on April 6, 2026 in the event that the aggregate principal amount of Lionsgate’s outstanding term loan B in excess of $250 million has not been repaid, refinanced or extended to have a maturity date on or after July 6, 2026. The Company expects Lionsgate to repay and/or refinance and extend the maturity date of its term loan B prior to December 23, 2024 such that the maturity of the LGTV Revolver and LGTV Term Loan A are not accelerated.
(3)See Note 8 to our unaudited condensed consolidated financial statements for further information on our film related obligations.
(4)Content related payables include minimum guarantees included on our consolidated balance sheet, which represent amounts payable for film or television rights that we have acquired or licensed.

LIONSGATE STUDIOS CORP.
(5)Film related obligations commitments include distribution and marketing commitments, minimum guarantee commitments, and production loan commitments not reflected on the consolidated balance sheets as they did not then meet the criteria for recognition.
(6)Includes cash interest payments on our Intercompany Note and film related obligations, based on the applicable SOFR interest rates at June 30, 2024, net of payments and receipts from the Company’s interest rate swaps, and excluding the interest payments on the revolving credit facility as future amounts are not fixed or determinable due to fluctuating balances and interest rates.
(7)Not included in the amounts above are $123.0 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 10 to our unaudited condensed consolidated financial statements).

See Note 21 to our unaudited condensed consolidated financial statements for amounts borrowed in July 2024 under the eOne IP Facility.
For additional details of contingencies, see Note 17 to our unaudited condensed consolidated financial statements.

Discussion of Operating, Investing, Financing Cash Flows
Cash, cash equivalents and restricted cash decreased by $117.6 million for the three months ended June 30, 2024 and increased by $49.2 million for the three months ended June 30, 2023, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows provided by (used in) operating activities for the three months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,
	2024	2023	Net Change
	(Amounts in millions)

Net Cash Flows Provided By (Used In) Operating Activities	$(117.6)	$37.7	$(155.3)

Cash flows used in operating activities for the three months ended June 30, 2024 were $117.6 million compared to cash flows provided by operating activities of $37.7 million for the three months ended June 30, 2023.
The decrease in cash provided by operating activities is due to greater cash used in changes in operating assets and liabilities of $130.2 million. The decrease in cash provided by changes in operating assets and liabilities was driven by higher cash used for investment in film and television programs and program rights, lower increases in participations and residuals, and greater decreases in accounts payable and accrued liabilities, partially offset by greater proceeds from decreases in accounts receivable, net, and increases in deferred revenue.
Investing Activities. Cash flows used in investing activities for the three months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,
	2024	2023
	(Amounts in millions)
Investing Activities:
Investment in equity method investees and other	$(2.0)	$—
Acquisition of assets (film library and related assets)	(35.0)	—
Other	—	(4.4)
Capital expenditures	(4.1)	(1.4)
Net Cash Flows Used In Investing Activities	$(41.1)	$(5.8)
Cash flows used in investing activities were $41.1 million for the three months ended June 30, 2024 compared to cash flows used in investing activities of $5.8 million for the three months ended June 30, 2023, primarily due to cash used for the acquisition of a film library and related assets in the current period.

Financing Activities. Cash flows used in financing activities for the three months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,
	2024	2023
	(Amounts in millions)
Financing Activities:
Debt- borrowings	$879.5	$490.0
Debt- repurchases and repayments	(1,066.7)	(498.7)
Net repayments and repurchases of debt	(187.2)	(8.7)

Film related obligations- borrowings	583.2	507.7
Film related obligations- repayments	(557.9)	(340.9)
Net proceeds from film related obligations	25.3	166.8

Net cash proceeds from the Business Combination and related transactions	294.0	—
Parent net investment	(90.4)	(140.2)
Other financing activities	(0.6)	(0.6)
Net Cash Flows Provided By (Used In) Financing Activities	$41.1	$17.3

Cash flows provided by financing activities were $41.1 million for the three months ended June 30, 2024 compared to cash flows provided by financing activities of $17.3 million for the three months ended June 30, 2023. Parent net investment reflects the net funding provided to or distributions received from the Starz Business prior to the Separation.
Cash flows provided by financing activities for the three months ended June 30, 2024 primarily reflects net cash proceeds from the Business Combination and related transaction of $294.0 million, net film related obligations borrowings of $25.3 million due to net borrowings under production loans and the Production Tax Credit Facility of $11.0 million and net borrowings under the Backlog Facility, IP Credit Facility and other of $14.3 million.
These sources of cash were partially offset by net repayment of debt of $187.2 million for the three months ended June 30, 2024, which included the prepayment of $84.9 million principal amount of the LGTV Term Loan A and $214.1 million of the LGTV Term Loan B and required repayments on our term loans.
Cash flows used in parent net investment for the three months ended June 30, 2024 of $90.4 million consists of cash pooling and general financing activities and funding to the Starz Business to settle amounts due from the Starz Business related to the Company’s licensing arrangements with the Starz Business prior to the Separation.
Cash flows provided by financing activities for the three months ended June 30, 2023 primarily reflects net film related obligations borrowings of $166.8 million due to net borrowings under production loans and the Production Tax Credit Facility of $24.2 million and net borrowings under the Backlog Facility, IP Credit Facility and Distribution Loans of $142.6 million, offset by net debt repayments and repurchases of $8.7 million, parent net investment of $140.2 million and other financing activities of $0.6 million.
Cash flows used in parent net investment for the three months ended June 30, 2023 of $140.2 million consists of cash pooling and general financing activities and funding to the Starz Business to settle amounts due from the Starz Business related to the Company’s licensing arrangements with the Starz Business.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Currency and Interest Rate Risk Management
Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates. Our exposure to interest rate risk results from the financial debt instruments that arise from transactions entered into during the normal course of business. As part of our overall risk management program, we evaluate and manage our exposure to changes in interest rates and currency exchange risks on an ongoing basis. Hedges and derivative financial instruments will continue to be used in the future in order to manage our interest rate and currency exposure. We have no intention of entering into financial derivative contracts, other than to hedge a specific financial risk. See Note 18 to our unaudited condensed consolidated financial statements for additional information on our financial instruments, and see “Quantitative and Qualitative Disclosures About Market Risk” found in our Prospectus.
Certain of our borrowings, primarily borrowings under our Intercompany Note, and our film related obligations, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the LGTV Revolver and LGTV Term Loan A is a percentage per annum equal to SOFR plus 0.10% plus 1.75% margin. The applicable margin with respect to loans under our LGTV Term Loan B is a percentage per annum equal to SOFR plus 0.10% plus 2.25% margin. Assuming the LGTV Revolver is drawn up to its maximum borrowing capacity of $1.1 billion, based on the applicable SOFR in effect as of June 30, 2024, each quarter point change in interest rates would result in a $0.8 million change in annual net interest expense on the LGTV Revolver, LGTV Term Loan A, LGTV Term Loan B and interest rate swap agreements.
The variable interest film related obligations (which includes our production loans, Production Tax Credit Facility, IP Credit Facility, Backlog Facility and other) incur primarily SOFR-based interest, with applicable margins ranging from 0.25% to 3.25% per annum. A quarter point increase of the interest rates on the variable interest film related obligations would result in $3.3 million in additional costs capitalized to the respective film or television asset for production loans (based on the outstanding principal amount of such loans), and a $1.7 million change in annual net interest expense (based on the outstanding principal amount of such loans, and assuming the Production Tax Credit Facility and Backlog Facility are utilized up to their maximum capacity of $260.0 million and $175.0 million, respectively).
The following table presents information about our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments, or the cash flows associated with the notional amounts of interest rate derivative instruments, and related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of June 30, 2024:

	Nine Months Ending March 31,	Year Ending March 31,						Fair Value
	2025	2026	2027	2028	2029	Thereafter	Total	June 30, 2024
		(Amounts in millions)
Variable Rates:
Intercompany Revolver(1)(2)	$66.7	$—	$—	$—	$—	$—	$66.7	$66.7
Average Interest Rate	7.18%	—	—	—	—	—
LGTV Revolving Credit Facility(1)(2)	—	—	585.0	—	—	—	585.0	585.0
Average Interest Rate	—	—	7.18%	—	—	—
LGTV Term Loan A(1)(2)	41.1	44.5	313.7	—	—	—	399.3	312.9
Average Interest Rate	7.18%	7.18%	7.18%	—	—	—
LGTV Term Loan B(1)	819.2	—	—	—	—	—	819.2	604.3
Average Interest Rate	7.68%	—	—	—	—	—
Film related obligations(3)	1,271.3	590.8	9.5	108.4	—	—	1,980.0	1,980.0
Average Interest Rate	6.92%	6.83%	7.77%	6.66%	—	—
Fixed Rates:
Interest Rate Swaps(4)
Variable to fixed notional amount	1,700.0	—	—	—	—	—	1,700.0	28.1
(1)The effective interest rate in the table above is before the impact of interest rate swaps.
(2)The outstanding amounts under the LGTV Revolver and LGTV Term Loan A may become due on December 23, 2024 (i.e. 91 days prior to March 24, 2025) prior to its maturity on April 6, 2026 in the event that the aggregate principal amount of Lionsgate’s outstanding term loan B in excess of $250.0 million has not been repaid, refinanced or extended to have a maturity date on or after July 6, 2026. The Company expects Lionsgate to repay and/or refinance and extend the maturity date of its term loan B prior to December 23, 2024 such that the maturity of the LGTV Revolver and LGTV Term Loan A are not accelerated.
(3)Represents amounts outstanding under film related obligations (i.e., production loans, Production Tax Credit Facility, Backlog Facility and other, and IP Credit Facility), actual amounts outstanding and the timing of expected future repayments may vary in the future (see Note 8 to our unaudited condensed consolidated financial statements for further information). See Note 21 to our unaudited condensed consolidated financial statements for amounts borrowed in July 2024 under the eOne IP Facility.
(4)Represents interest rate swap agreements on certain of our SOFR-based floating-rate debt with fixed rates paid ranging from 2.723% to 2.915% with maturities in March 2025. See Note 18 to our unaudited condensed consolidated financial statements.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2024, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting
On December 27, 2023, we purchased all of the issued and outstanding equity interests of the companies constituting the Entertainment One television and film (“eOne”) business and, as a result, we have begun integrating the processes, systems and controls relating to eOne into our existing system of internal control over financial reporting in accordance with our integration plans. As required by Rule 13a-15(d) of the Exchange Act, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated whether any changes occurred to the Company’s internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, such control. Based on that evaluation, except for the processes, systems and controls relating to the integration of eOne, there has been no such change during the quarter ended June 30, 2024.

PART II

Item 1.  Legal Proceedings.

From time to time, the Company is involved in certain claims and legal proceedings arising in the normal course of business. Due to the inherent difficulty of predicting the outcome of litigation and claims, the Company often cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, if any, related to each pending matter may be.

For a discussion of certain claims and legal proceedings, see Note 17 - Contingencies to our unaudited condensed consolidated financial statements, which discussion is incorporated by reference into this Part II, Item 1, Legal Proceedings.

Item 1A.  Risk Factors.

There were no material changes to the risk factors previously reported in the section entitled “Rick Factors” in our prospectus filed with the SEC on July 1, 2024, as supplemented on July 29, 2024.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.
Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
2.1+	Business Combination Agreement, dated as of December 22, 2023, by and among Screaming Eagle Acquisition Corp., SEAC II Corp., SEAC MergerCo, 1455941 B.C. Unlimited Liability Company, Lions Gate Entertainment Corp., LG Sirius Holdings ULC and LG Orion Holdings ULC	8-K	2.1	5/14/2024
2.2	Amendment No. 1 to the Business Combination Agreement, dated as of April 11, 2024, by and among Screaming Eagle Acquisition Corp., SEAC II Corp., SEAC MergerCo, 1455941 B.C. Unlimited Liability Company, Lions Gate Entertainment Corp., LG Sirius Holdings ULC and LG Orion Holdings ULC	8-K	2.2	5/14/2024
2.3	Amendment No. 2 to the Business Combination Agreement, dated as of May 9, 2024, by and among Screaming Eagle Acquisition Corp., SEAC II Corp., SEAC MergerCo, 1455941 B.C. Unlimited Liability Company, Lions Gate Entertainment Corp., LG Sirius Holdings ULC and LG Orion Holdings ULC	8-K	2.3	5/14/2024
3.1	Form of LG Studios Closing Articles	8-K	3.1	5/14/2024

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
10.1	Investor Rights Agreement, dated as of May 13, 2024, by and among Lionsgate Studios Corp., Liberty Global plc, Discovery Communications, Inc., Liberty Global Incorporated Limited, Discovery Lightning Investments Ltd., Dr. John C. Malone and affiliates of MHR Fund Management, LLC	8-K	10.1	5/14/2024
10.2	Voting and Standstill Agreement, dated as of November 10, 2015, by and among Lions Gate Entertainment Corp., Liberty Global plc, Discovery Communications, Inc., Liberty Global Incorporated Limited, Discovery Lightning Investments Ltd., Dr. John C. Malone and affiliates of MHR Fund Management, LLC	8-K	10.2	5/14/2024
10.3	Amendment to Voting and Standstill Agreement, dated as of June 30, 2016, by and among Lions Gate Entertainment Corp., Liberty Global plc, Discovery Lightning Investments Ltd., Dr. John C. Malone, MHR Fund Management, LLC, Liberty Global Incorporated Limited, Discovery Communications, Inc. and affiliates of MHR Fund Management, LLC	8-K	10.3	5/14/2024
10.4	Amendment to the Voting and Standstill Agreement, dated as of May 13, 2024, by and among Lions Gate Entertainment Corp., Lionsgate Studios Corp., Liberty Global plc, Discovery Communications, Inc., Liberty Global Incorporated Limited, Discovery Lightning Investments Ltd., Dr. John C. Malone and affiliates of MHR Fund Management, LLC	8-K	10.4	5/14/2024
10.5+	Separation Agreement, dated as of May 8, 2024, by and among Lions Gate Entertainment Corp., LG Sirius Holdings ULC and LG Orion Holdings ULC	8-K	10.5	5/14/2024
10.6	Shared Services Agreement, dated as of May 9, 2024, by and between Lions Gate Entertainment Corp. and LG Orion Holdings ULC	8-K	10.6	5/14/2024
10.7	Form of Tax Matters Agreement, dated as of May 9, 2024, by and between Lions Gate Entertainment Corp. and SEAC II Corp.	8-K	10.7	5/14/2024
10.8	Form of Subscription Agreements	8-K	10.8	5/14/2024
10.9	Intercompany Note and Assumption Agreement among Lions Gate Television Inc. and Lions Gate Capital Holdings LLC, dated as of May 8, 2024	8-K	10.9	5/14/2024
10.10	Revolving Credit Agreement among LGAC International LLC and Lions Gate Capital Holdings 1, Inc., dated as of May 13, 2024	8-K	10.10	5/14/2024
10.11	Form of Sponsor Option Agreement	8-K	10.11	5/14/2024
10.12	Sponsor Support Agreement, dated as of December 22, 2023, by and among Eagle Equity Partners V, LLC, Screaming Eagle Acquisition Corp., LG Orion Holdings ULC and Lionsgate Entertainment Corp.	8-K	10.12	5/14/2024
10.13	Form of Lock-Up Agreement	8-K	10.13	5/14/2024
10.14	Form of Amended and Restated Registration Rights Agreement	8-K	10.14	5/14/2024
10.15	Credit and Guarantee Agreement, dated as of December 8, 2016, among Lions Gate, as borrower, the guarantors party thereto, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	10.15	5/14/2024
10.16	Amendment No. 1, dated as of December 11, 2017, to the Credit and Guarantee Agreement dated as of December 8, 2016, among Lions Gate Entertainment Corp., as borrower, each guarantor party thereto, each lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto	8-K	10.16	5/14/2024
10.17	Amendment No. 2, dated as of March 22, 2018, to the Credit and Guarantee Agreement dated as of December 8, 2016, among Lions Gate Entertainment Corp., as borrower, each guarantor party thereto, each lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto (as previously amended by that certain Amendment No. 1 dated as of December 11, 2017)	8-K	10.17	5/14/2024

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
10.18	Amendment No. 3 dated as of March 11, 2019, to the Credit and Guarantee Agreement dated as of December 8, 2016, as amended and restated as of March 22, 2018 (as further amended, supplemented, amended and restated or otherwise modified from time to time) among Lions Gate Entertainment Corp., Lions Gate Capital Holdings LLC, as borrower, each guarantor party thereto, each lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto	8-K	10.18	5/14/2024
10.19	Amendment No. 4, dated as of April 6, 2021, to the Credit and Guarantee Agreement dated as of December 8, 2016, among Lions Gate Entertainment Corp., as borrower, each guarantor party thereto, each lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto	8-K	10.19	5/14/2024
10.2	Amendment No. 5, dated as of June 14, 2023, to the Credit and Guarantee Agreement dated as of December 8, 2016, among Lions Gate Entertainment Corp., as borrower, each guarantor party thereto, each lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto	8-K	10.20	5/14/2024
10.21	Form of Share Purchase and Non-Redemption Agreement	8-K	10.21	5/14/2024
10.22*	Lions Gate Entertainment Corp. 2019 Performance Incentive Plan	8-K	10.22	5/14/2024
10.23*	Form of Restricted Share Unit Award Agreement	8-K	10.23	5/14/2024
10.24*	Form of Nonqualified Stock Option Agreement	8-K	10.24	5/14/2024
10.25*	Form of Share Appreciation Rights Award Agreement	8-K	10.25	5/14/2024
10.26*	Deferred Compensation Plan	8-K	10.26	5/14/2024
10.27*	Employment Agreement between Lions Gate Entertainment Corp. and James W. Barge dated November 1, 2019	8-K	10.27	5/14/2024
10.28*	Amendment to Employment Agreement between Lions Gate Entertainment Corp. and James W. Barge dated June 22, 2020	8-K	10.28	5/14/2024
10.29*	Employment Agreement among Jon Feltheimer and Lions Gate Entertainment Corp. dated as of August 21, 2020	8-K	10.29	5/14/2024
10.30*	First Amendment to Employment Agreement, dated August 12, 2022, between the Company and Jon Feltheimer	8-K	10.30	5/14/2024
10.31*	Employment Agreement among Michael Burns and Lions Gate Entertainment Corp. dated as of December 18, 2020	8-K	10.31	5/14/2024
10.32*	Employment Agreement between Lions Gate Entertainment Corp. and Brian Goldsmith dated as of October 1, 2022	8-K	10.32	5/14/2024
10.33*	Employment Agreement between Lions Gate Entertainment Corp. and Bruce Tobey dated as of March 27, 2023	8-K	10.33	5/14/2024
10.34*	Lions Gate Entertainment Corp. 2023 Performance Incentive Plan	8-K	10.34	5/14/2024
10.35*	Form of Restricted Share Award Agreement	8-K	10.35	5/14/2024
10.36*	Form of Nonqualified Stock Option Agreement	8-K	10.36	5/14/2024
10.37*	Form of Nonqualified Stock Option Agreement	8-K	10.37	5/14/2024
10.38*	Form of Share Appreciation Rights Agreement	8-K	10.38	5/14/2024
10.39*	Employment Agreement between Lions Gate Entertainment Inc. and James W. Barge dated March 21, 2024.	8-K	10.39	5/14/2024
21.1	Subsidiaries	8-K	21.1	5/14/2024
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1xx	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
101x	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity (Deficit), (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104x	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (formatted as Inline XBRL and contained in Exhibit 101).
__________________________

*	Management contract or compensatory plan or arrangement.
x	Filed herewith
xx
Furnished herewith and not deemed to be "filed" for purposes of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act, or the Exchange Act, irrespective of any general incorporation language contained in such filing

+	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONSGATE STUDIOS CORP.
	By:	/s/ JAMES W. BARGE
		Name:	James W. Barge
DATE: August 8, 2024		Title:	Duly Authorized Officer and Chief Financial Officer