Form 10-Q
period 2024-09-30
Lionsgate Studios Corp.
filed 2024-11-12
CIK 2006191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________
Form 10-Q
____________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at November 4, 2024
Common Shares, no par value per share	288,681,224 shares

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those discussed under the section titled “Risk Factors” found in our prospectus filed with the Securities and Exchange Commission (the “SEC”) on October 28, 2024 (the "Prospectus"), which risk factors are incorporated herein by reference, as updated by any update to the risk factors found under Part II, Item 1A. "Risk Factors" herein. These risk factors should not be construed as exhaustive and should be read with the other cautionary statements and information in the Prospectus and this report.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	March 31, 2024
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$210.8	$277.0
Accounts receivable, net	496.8	688.6
Due from Starz Business (Note 20)	158.5	33.4
Other current assets	328.0	373.1
Total current assets	1,194.1	1,372.1
Investment in films and television programs, net	2,344.6	1,929.0
Property and equipment, net	36.0	37.3
Investments	77.7	74.8
Intangible assets, net	23.2	25.7
Goodwill	806.5	811.2
Other assets	779.3	852.9
Total assets	$5,261.4	$5,103.0
LIABILITIES
Accounts payable	$256.8	$246.7
Content related payables	37.0	41.4
Other accrued liabilities	178.6	282.4
Participations and residuals	590.4	647.8
Film related obligations	1,634.7	1,393.1
Debt - short term portion	443.0	860.3
Deferred revenue	366.5	170.6
Total current liabilities	3,507.0	3,642.3
Debt	1,399.4	923.0
Participations and residuals	442.6	435.1
Film related obligations	228.4	544.9
Other liabilities	430.7	452.5
Deferred revenue	172.6	118.4
Deferred tax liabilities	19.6	13.7
Total liabilities	6,200.3	6,129.9
Commitments and contingencies (Note 17)

Redeemable noncontrolling interests	99.7	123.3

EQUITY (DEFICIT)
Common shares, no par value, unlimited authorized, 288.7 shares issued (March 31, 2024- 253.4 shares issued)	289.7	—
Accumulated deficit	(1,451.8)	(1,249.1)
Accumulated other comprehensive income	88.6	96.7
Total Lionsgate Studios Corp shareholders’ equity (deficit)	(1,073.5)	(1,152.4)
Noncontrolling interests	34.9	2.2
Total equity (deficit)	(1,038.6)	(1,150.2)
Total liabilities, redeemable noncontrolling interests and equity (deficit)	$5,261.4	$5,103.0
See accompanying notes.

LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Amounts in millions, except per share amounts)
Revenues:
Revenue	$601.7	$599.0	$1,086.3	$1,126.5
Revenue - Starz Business (Note 20)	222.0	190.8	325.7	288.4
Total revenues	$823.7	$789.8	$1,412.0	$1,414.9
Expenses:
Direct operating	628.2	510.5	983.8	872.5
Distribution and marketing	134.0	107.5	226.6	236.9
General and administration	84.9	87.1	177.0	175.5
Depreciation and amortization	4.2	3.8	8.8	8.0
Restructuring and other	7.2	4.9	34.9	9.0
Total expenses	858.5	713.8	1,431.1	1,301.9
Operating income (loss)	(34.8)	76.0	(19.1)	113.0
Interest expense	(63.0)	(51.7)	(121.6)	(101.6)
Interest and other income	3.3	2.9	8.4	5.1
Other expense	(13.8)	(10.0)	(15.2)	(13.7)
Loss on extinguishment of debt	(0.5)	—	(1.5)	—
Loss on investments, net	—	(1.6)	—	(1.7)
Equity interests income (loss)	(0.1)	1.8	0.8	1.5
Income (loss) before income taxes	(108.9)	17.4	(148.2)	2.6
Income tax provision	(5.1)	(3.9)	(10.1)	(10.4)
Net income (loss)	(114.0)	13.5	(158.3)	(7.8)
Less: Net loss attributable to noncontrolling interests	0.6	1.7	1.5	2.5
Net income (loss) attributable to Lionsgate Studios Corp. shareholders	$(113.4)	$15.2	$(156.8)	$(5.3)

Per share information attributable to Lionsgate Studios Corp. shareholders:
Basic net income (loss) per common share	$(0.39)	$0.06	$(0.56)	$(0.02)
Diluted net income (loss) per common share	$(0.39)	$0.06	$(0.56)	$(0.02)

Weighted average number of common shares outstanding:
Basic	288.7	253.4	280.6	253.4
Diluted	288.7	253.4	280.6	253.4
See accompanying notes.

LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Amounts in millions)
Net income (loss)	$(114.0)	$13.5	$(158.3)	$(7.8)
Foreign currency translation adjustments, net of tax	14.7	(2.2)	11.7	(1.3)
Net unrealized gain (loss) on cash flow hedges, net of tax	(15.2)	—	(19.8)	16.9
Comprehensive income (loss)	(114.5)	11.3	(166.4)	7.8
Less: Comprehensive loss attributable to noncontrolling interests	0.6	1.7	1.5	2.5
Comprehensive income (loss) attributable to Lionsgate Studios Corp. shareholders	$(113.9)	$13.0	$(164.9)	$10.3

See accompanying notes.

LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

	Three Months Ended
	Common Shares			Accumulated Other Comprehensive Income	Total Lionsgate Studios Corp. Equity (Deficit)	Non-controlling Interests
	Number	Amount	Accumulated Deficit			(a)	Total Equity (Deficit)
	(Amounts in millions)
Balance at June 30, 2024	288.7	$289.3	$(1,339.2)	$89.1	$(960.8)	$34.8	$(926.0)
Net loss	—	—	(113.4)	—	(113.4)	0.2	(113.2)
Net transfers to Parent	—	—	(8.8)	—	(8.8)	—	(8.8)
Noncontrolling interests	—	—	—	—	—	(0.1)	(0.1)
Redeemable noncontrolling interests adjustment to redemption value	—	—	9.6	—	9.6	—	9.6
Other comprehensive loss	—	—	—	(0.5)	(0.5)	—	(0.5)
Share-based compensation, Lionsgate contribution post Separation, net of required tax withholding	—	1.5	—	—	1.5	—	1.5
Issuance of LG Studios Common Shares upon Business Combination and PIPE Investments, net of issuance costs	—	(1.1)	—	—	(1.1)	—	(1.1)
Balance at September 30, 2024	288.7	$289.7	$(1,451.8)	$88.6	$(1,073.5)	$34.9	$(1,038.6)

Balance at June 30, 2023	253.4	$—	$(1,039.5)	$119.3	$(920.2)	$1.8	$(918.4)
Net income	—	—	15.2	—	15.2	0.5	15.7
Net transfers from Parent	—	—	92.1	—	92.1	—	92.1
Redeemable noncontrolling interests adjustment to redemption value	—	—	(65.0)	—	(65.0)	—	(65.0)
Other comprehensive loss	—	—	—	(2.2)	(2.2)	—	(2.2)
Balance at September 30, 2023	253.4	$—	$(997.2)	$117.1	$(880.1)	$2.3	$(877.8)
_________________________
(a)Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 10).
See accompanying notes.

LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

	Six Months Ended
	Common Shares			Parent Net Investment	Accumulated Other Comprehensive Income	Total Lionsgate Studios Corp. Equity (Deficit)	Non-controlling Interests
	Number	Amount	Accumulated Deficit				(a)	Total Equity (Deficit)
	(Amounts in millions)
Balance at March 31, 2024	—	$—	$—	$(1,249.1)	$96.7	$(1,152.4)	2.2	$(1,150.2)
Retroactive application of recapitalization	253.4	—	(1,249.1)	1,249.1	—	—	—	—
Balance at March 31, 2024, after effect of recapitalization (Note 2)	253.4	—	(1,249.1)	—	96.7	(1,152.4)	2.2	(1,150.2)
Net loss	—	—	(156.8)	—	—	(156.8)	(0.2)	(157.0)
Net transfers to Parent	—	—	(55.2)	—	—	(55.2)	—	(55.2)
Noncontrolling interests (see Note 10)	—	—	—	—	—	—	32.9	32.9
Redeemable noncontrolling interests adjustment to redemption value	—	—	9.3	—	—	9.3	—	9.3
Other comprehensive loss	—	—	—	—	(8.1)	(8.1)	—	(8.1)
Share-based compensation, Lionsgate contribution post Separation, net of required tax withholding	—	8.1	—	—	—	8.1	—	8.1
Issuance of LG Studios Common Shares upon Business Combination and PIPE Investments, net of issuance costs	35.3	281.6	—	—		281.6	—	281.6
Balance at September 30, 2024	288.7	$289.7	$(1,451.8)	$—	$88.6	$(1,073.5)	$34.9	$(1,038.6)

Balance at March 31, 2023	—	$—	$—	$(881.9)	$101.5	$(780.4)	$1.5	$(778.9)
Retroactive application of recapitalization	253.4	—	(881.9)	881.9	—	—	—	—
Balance at March 31, 2023, after effect of recapitalization (Note 2)	253.4	—	(881.9)	—	101.5	(780.4)	1.5	(778.9)
Net loss	—	—	(5.3)	—	—	(5.3)	0.8	(4.5)
Net transfers to Parent	—	—	(39.0)	—	—	(39.0)	—	(39.0)
Redeemable noncontrolling interests adjustment to redemption value	—	—	(71.0)	—	—	(71.0)	—	(71.0)
Other comprehensive income	—	—	—	—	15.6	15.6	—	15.6
Balance at September 30, 2023	253.4	$—	$(997.2)	$—	$117.1	$(880.1)	$2.3	$(877.8)
_________________________
(a)Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 10).
See accompanying notes.

LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30,
	2024	2023
	(Amounts in millions)
Operating Activities:
Net loss	$(158.3)	$(7.8)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8.8	8.0
Amortization of films and television programs	717.9	636.7
Other impairments	18.5	—
Amortization of debt financing costs and other non-cash interest	16.6	12.9
Non-cash share-based compensation	32.5	29.5
Other amortization	29.5	19.8
Loss on extinguishment of debt	1.5	—
Equity interests (income) loss	(0.8)	(1.5)
Loss on investments, net	—	1.7
Deferred income taxes	6.1	0.4
Changes in operating assets and liabilities:
Accounts receivable, net	287.9	134.4
Investment in films and television programs, net	(1,083.9)	(551.8)
Other assets	(9.6)	(12.8)
Accounts payable and accrued liabilities	(118.0)	(85.3)
Participations and residuals	(57.3)	36.7
Content related payables	(11.0)	(5.9)
Deferred revenue	245.0	28.8
Due from Starz Business	(125.1)	29.7
Net Cash Flows Provided By (Used In) Operating Activities	(199.7)	273.5
Investing Activities:
Net proceeds from purchase price adjustments for eOne acquisition (see Note 3)	12.0	—
Proceeds from the sale of other investments	—	0.2
Investment in equity method investees and other	(2.0)	(11.3)
Acquisition of assets (film library and related assets)	(35.0)	—
Increase in loans receivable	—	(2.1)
Purchases of accounts receivables held for collateral	—	(85.6)
Receipts of accounts receivables held for collateral	—	94.2
Capital expenditures	(8.6)	(3.5)
Net Cash Flows Used In Investing Activities	(33.6)	(8.1)
Financing Activities:
Debt - borrowings, net of debt issuance costs	2,537.4	1,084.5
Debt - repurchases and repayments	(2,448.8)	(1,104.1)
Film related obligations - borrowings	1,152.6	813.9
Film related obligations - repayments	(1,236.0)	(1,028.0)
Purchase of noncontrolling interest	(7.4)	(0.6)
Distributions to noncontrolling interest	(0.6)	(0.6)
Parent net investment	(94.6)	(63.2)
Tax withholding required on equity awards	(18.7)	—
Proceeds from Business Combination, net	283.1	—
Net Cash Flows Provided By (Used In) Financing Activities	167.0	(298.1)
Net Change In Cash, Cash Equivalents and Restricted Cash	(66.3)	(32.7)
Foreign Exchange Effects on Cash, Cash Equivalents and Restricted Cash	2.3	(0.4)
Cash, Cash Equivalents and Restricted Cash - Beginning Of Period	334.4	251.4
Cash, Cash Equivalents and Restricted Cash - End Of Period	$270.4	$218.3

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
As a result of the Business Combination and additional private investments in public equities (“PIPE”) financing discussed in Note 2, former SEAC public shareholders and founders and new common equity financing investors own approximately 12.2% of LG Studios Common Shares. In addition to establishing the Studio Business as a standalone publicly-traded entity, the transaction resulted in approximately $330.0 million of gross proceeds to Lionsgate received as of September 30, 2024, including $254.3 million in PIPE financing. See Note 2 for additional information related to the Business Combination. Shortly after the closing of the Business Combination, approximately $299.0 million was used by the Company to pay down the Intercompany Note, see Note 7.
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
The unaudited condensed consolidated financial statements have been prepared in accordance with U.S.GAAP for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and six months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2025. The balance sheet at March 31, 2024 has been derived from the audited combined financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the Studio Business’ audited combined financial statements and related notes for the fiscal year ended March 31, 2024 as contained in Exhibit 99.1 of Amendment No. 2 to the Current Report on Form 8-K filed on October 15, 2024 with the U.S. Securities and Exchange Commission (“SEC”).
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
Income Statement: In November 2024, the FASB issued guidance requiring public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This guidance is effective for fiscal years beginning after December 15, 2026, and therefore will be effective beginning with the Company’s financial statements issued for the fiscal year ending March 31, 2028 and interim reporting periods beginning in fiscal 2029, with early adoption permitted. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.

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
The following table presents and reconciles elements of the Business Combination and related transactions to the consolidated statement of cash flows and the consolidated statement of equity (deficit) for the six months ended September 30, 2024 (amounts in millions):

Gross cash proceeds from SEAC trust account, net of redemptions (1)	$75.7
Gross cash proceeds from PIPE Investment, net of Reduction Rights exercised(2)	254.3
Total gross cash proceeds	330.0
Less: SEAC warrant exchange payment (3)	(12.5)
Less: SEAC transaction costs	(20.1)
Less: Lionsgate Studios transaction costs	(15.8)
Net proceeds from the Business Combination and related equity issuances per the condensed consolidated statement of equity (deficit)	281.6
Add: Transaction costs accrued and not paid, net of transaction costs previously paid	1.5
Net cash proceeds from the Business Combination and related equity issuances per the condensed consolidated statement of cash flows	$283.1

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Pursuant to the Initial Subscription Agreements, certain PIPE Investors elected to offset their commitment under their Initial Subscription Agreement (the “Reduction Right”) with respect to 1,953,976 PIPE Shares, which reduced the Initial PIPE Shares to 16,218,402 shares. PIPE Investors that exercised Reduction Rights were entitled to purchase from SEAC a fractional share of newly issued SEAC Class A Ordinary Shares at a nominal purchase price for every SEAC Class A Ordinary Share for which it exercised its Reduction Right, and resulted in 193,927 newly issued SEAC Class A Ordinary Shares being issued, which ultimately resulted in 193,927 LG Studios Common Shares as reflected in the table above.
Prior to the close of the Business Combination, SEAC, New SEAC and Lionsgate entered into additional subscription agreements with additional PIPE Investors pursuant to which such PIPE Investors agreed to purchase from the Company an aggregate of 11,617,871 LG Studios Common Shares at a purchase price of $10.165 per share, immediately following the Closing.
The aggregate gross proceeds from the PIPE Investment received at the Closing was $254.3 million, which amount excludes an aggregate of approximately $20.0 million that remains due from a PIPE Investor that subscribed for 2,076,843 LG Studios Common Shares pursuant to the Initial Subscription Agreements and which shares, as of September 30, 2024, are pending issuance subject to receipt of such amount.
Sponsor Option; Lions Gate Parent Issuance and Sponsor Issuance
In connection with the Business Combination, SEAC repurchased 16,740,000 of the SEAC Class B Ordinary Shares, representing the SEAC Class B Ordinary Shares in excess of 1,800,000 held by SEAC Sponsor (the “Sponsor Securities Repurchase”), in exchange for an aggregate of $1.00 and 2,200,000 options of SEAC (the “SEAC Sponsor Options”) each of which entitled SEAC Sponsor to purchase one SEAC Class A Ordinary Share at $0.0001 per share, (the “Sponsor Option Agreement”). In connection with the Business Combination, the SEAC Sponsor Options ultimately became options to purchase LG Studios Common Shares pursuant to the terms of the Sponsor Option Agreement, see Note 13. After the repurchase of the SEAC Class B Ordinary Shares, there were 2,010,000 SEAC Class B Ordinary Shares outstanding (consisting of the 1,800,000 and 210,000 of SEAC Class B Ordinary Shares held by the SEAC Sponsor and the independent directors and advisors, respectively) which automatically converted into SEAC Class A Ordinary Shares and were exchanged for 2,010,000 LG Studios Common Shares as reflected in the table above.
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

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
As of September 30, 2024, the unaudited condensed consolidated balance sheet included assets and liabilities of CP LG totaling $85.1 million (which is primarily comprised of investment in film and television programs) and $16.6 million, respectively. The assets and liabilities of CP LG primarily consist of accounts receivable, investment in film and television programs, and participations and residuals.

eOne Acquisition
On December 27, 2023, Lionsgate and its subsidiaries, Lions Gate Entertainment Inc., a Delaware corporation (“LGEI”), and Lions Gate International Motion Pictures S.à.r.l., a Luxembourg société à responsabilité limitée (“LGIMP” and, with the Company and LGEI, collectively the “Buyers”), completed the acquisition of all of the issued and outstanding equity interests of the companies constituting the Entertainment One television and film (“eOne”) business from Hasbro, Inc., a Rhode Island corporation (“Hasbro”), pursuant to that certain Equity Purchase Agreement (the “Purchase Agreement”) dated August 3, 2023. The aggregate cash purchase price was initially approximately $385.1 million and subsequently adjusted to $373.1 million upon the settlement of certain working capital items pursuant to the Purchase Agreement. The final purchase price is subject to further adjustment based on the settlement of certain amounts held back pursuant to the Purchase Agreement. The acquisition of eOne, a film and television production and distribution company, builds the Company's film and television library, strengthens the Company's scripted and unscripted television business, and continues to expand the Company's presence in Canada and the U.K.
The acquisition was accounted for under the acquisition method of accounting, with the financial results of eOne included in the Company's consolidated results from December 27, 2023.
Allocation of Purchase Consideration. The Company has made a preliminary estimate of the allocation of the preliminary purchase price of eOne to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value. The Company is still evaluating the fair value of film and television programs and libraries, accounts receivable, participations and residuals liabilities and income taxes, in addition to ensuring all other assets and liabilities have been identified and recorded. The Company has estimated the preliminary fair value of assets acquired and liabilities assumed based on information currently available and will continue to adjust those estimates as additional information pertaining to events or circumstances present at December 27, 2023 becomes available and final appraisals and analysis are completed. The Company will reflect measurement period adjustments, in the period in which the adjustments occur, and the Company will finalize its accounting for the acquisition within one year from December 27, 2023 (see Note 6 for measurement period adjustments recorded through September 30, 2024). A change in the fair value of the net assets may change the amount recognized to goodwill. If the final fair value estimates and tax adjustments related to the net assets acquired decrease from their preliminary estimates, the amount of goodwill will increase and if the final fair value estimates and tax adjustments related to the net assets acquired increase from their preliminary estimates, the amount of goodwill will decrease and may result in a gain on purchase. In addition, the final fair value estimates related to the net assets acquired could impact the amount of amortization expense recorded associated with amounts allocated to film and television programs and other intangible assets. The preliminary goodwill amount is reflected in the table below, and arises from the opportunity for strengthening our global distribution infrastructure and enhanced positioning for motion picture and television projects and selling opportunities. The goodwill will not be amortized for financial reporting purposes, and will not be deductible for federal tax purposes. The fair value measurements were primarily based on

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
significant inputs that are not observable in the market, such as discounted cash flow (DCF) analyses, and thus represent Level 3 fair value measurements.
The preliminary allocation of the purchase price to the assets acquired and liabilities assumed (including measurement period adjustments recorded through September 30, 2024, see Note 6), and a reconciliation to total consideration transferred is presented in the table below:

(Amounts in millions)
Cash and cash equivalents	$54.1
Accounts receivable	294.2
Investment in films and television programs	370.2
Property and equipment	14.0
Intangible assets	4.0
Other assets(1)	171.1
Accounts payable and accrued liabilities	(67.7)
Content related payable	(38.8)
Participations and residuals(1)	(202.4)
Film related obligations(1)	(105.8)
Other liabilities and deferred revenue (1)	(130.7)
Preliminary fair value of net assets acquired	362.2
Goodwill	10.9
Preliminary purchase price consideration at September 30, 2024	$373.1
______________
(1) Includes current and non-current amounts.

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
The intangible assets acquired include trade names with a weighted average estimated useful life of 5 years. The fair value of the trade names was preliminarily estimated based on the present value of the hypothetical cost savings that could be realized by the owner of the trade names as a result of not having to pay a stream of royalty payments to another party. These cost savings were calculated based on a DCF analysis of the hypothetical royalty payment that a licensee would be required to pay in exchange for use of the trade names, reduced by the tax effect realized by the licensee on the royalty payments.
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
Pro Forma Statement of Operations Information. The following unaudited pro forma condensed consolidated statement of operations information presented below illustrates the results of operations of the Company as if the acquisition of eOne as described above occurred on April 1, 2023. The unaudited pro forma condensed consolidated financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition had occurred on April 1, 2023, nor is it indicative of future results. The statement of operations information below includes the

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
statement of operations of eOne for the three and six months ended September 30, 2023 combined with the Company's statement of operations for the three and six months ended September 30, 2023, respectively.

	Three Months Ended	Six Months Ended
	September 30,	September 30,
	2023	2023
		(Amounts in millions)
Revenues	$900.2	$1,667.6
Net income (loss) attributable to Lionsgate Studios Corp.	31.7	(279.4)
The unaudited pro forma condensed consolidated financial information includes, where applicable, adjustments for (i) reductions in amortization expense from the fair value adjustments to investment in films and television programs, (ii) reduction in amortization expense related to acquired intangible assets, (iii) reduction in depreciation expense from the fair value of property and equipment, (iv) transaction costs and other one-time non-recurring costs, (v) increase in interest expense resulting from financing the acquisition with borrowings under the Company's revolving credit facility, (vi) elimination of intercompany activity between eOne and the Company, and (vii) associated tax-related impacts of adjustments. These pro forma adjustments are based on available information as of the date hereof and upon assumptions that the Company believes are reasonable to reflect the impact of the acquisition of eOne on the Company's historical financial information on a supplemental pro forma basis. The unaudited pro forma condensed consolidated statement of operations information does not include adjustments related to integration activities, operating efficiencies or cost savings. In addition, the unaudited pro forma condensed consolidated financial information for the six months ended September 30, 2023 includes an impairment of goodwill and trade name of $296.2 million which was reflected in the statement of operations of eOne for the six months ended September 30, 2023.
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

	September 30, 2024	March 31, 2024
	(Amounts in millions)
Investment in Films and Television Programs:
Released, net of accumulated amortization	$1,051.8	$992.2
Completed and not released	115.8	225.4
In progress	1,097.9	644.4
In development	79.1	67.0
Investment in films and television programs, net	$2,344.6	$1,929.0

At September 30, 2024, acquired film and television libraries have remaining unamortized costs of $258.3 million, which are monetized individually and are being amortized on a straight-line basis or the individual-film-forecast method over a weighted average remaining period of approximately 13.6 years (March 31, 2024 - unamortized costs of $223.1 million).
Amortization of investment in film and television programs was $487.4 million and $717.9 million for the three and six months ended September 30, 2024, respectively, and was included in direct operating expense in the unaudited condensed consolidated statements of operations (three and six months ended September 30, 2023 - $382.6 million and $636.7 million, respectively).

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Impairments. Investment in films and television programs includes write-downs to fair value, which are included in direct operating expense on the unaudited condensed consolidated statements of operations, and represented the following amounts by segment for the three and six months ended September 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Amounts in millions)
Impairments by segment:
Included in direct operating expense(1):
Motion Picture	$18.3	$26.8	$18.5	$27.0
Television Production	—	5.4	—	5.4
Impairments not included in segment operating results
Included in restructuring and other	(0.5)	—	(0.5)	—
	$17.8	$32.2	$18.0	$32.4
________________________
(1)Impairments included in direct operating expense are included in the amortization expense amounts disclosed above.

5. Investments
The Company’s investments consisted of the following:

	September 30, 2024	March 31, 2024
	(Amounts in millions)
Investments in equity method investees	$71.3	$68.4
Other investments	6.4	6.4
	$77.7	$74.8

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

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Goodwill

Goodwill
Changes in the carrying value of goodwill by reporting segment were as follows:

	Motion Picture	Television Production	Total
	(Amounts in millions)
Balance as of March 31, 2024	$398.6	$412.6	$811.2
Measurement period adjustments(1)	(2.2)	(2.5)	(4.7)
Balance as of September 30, 2024	$396.4	$410.1	$806.5

________________________
(1)Measurement period adjustments for the acquisition of eOne reflect a decrease to goodwill of $4.7 million resulting from an adjustment to the purchase price related to a settlement of certain working capital items of $12.0 million partially offset by a net decrease in the estimated fair value of the net assets acquired. The decrease in the estimated fair value of the net assets acquired consisted of a net decrease to accounts receivable of $4.6 million, a net decrease in investment in films and television programs of $1.6 million, net increases to content related payables of $3.4 million, participations and residuals of $0.4 million, and accrued and other liabilities of $0.2 million, partially offset by a net increase to other assets of $2.9 million.

7. Debt
Total debt of the Company, excluding film related obligations, was as follows:

	September 30, 2024	March 31, 2024
	(Amounts in millions)
Intercompany Revolver	$80.4	$—
Intercompany Note:
LGTV Revolver (1)	421.5	575.0
LGTV Term Loan A(1)	314.4	399.3
LGTV Term Loan B(1)	250.0	819.2
eOne IP Credit Facility	340.0	—
LG IP Credit Facility	455.0	—
Total corporate debt	1,861.3	1,793.5
Unamortized debt issuance costs	(18.9)	(10.2)
Total debt, net	1,842.4	1,783.3
Less current portion	(443.0)	(860.3)
Non-current portion of debt	$1,399.4	$923.0
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

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Intercompany Note and Intercompany Revolver
Intercompany Revolver. In connection with the Separation and Business Combination, on May 13, 2024, LGAC International LLC, a Delaware limited liability company and wholly owned consolidated subsidiary of the Company (“LGAC International”) and Lions Gate Capital Holdings 1, Inc., a Delaware corporation and subsidiary of Lionsgate (“LGCH1”), which is not a consolidated subsidiary of Lionsgate Studios, entered into a revolving credit agreement (the “Intercompany Revolver”), pursuant to which LGAC International and LGCH1 agreed to make revolving loans to each other from time to time, provided that the net amount owing by one party to the other at any particular time may not exceed $150.0 million. Amounts advanced by one party will be used to repay existing indebtedness owing to the other party thereunder, if any, such that at no time will amounts be owing in both directions. The net amount owing under the Intercompany Revolver, at any time, shall bear interest on the outstanding principal amount at a rate equal to adjusted term SOFR plus 1.75%. The Intercompany Revolver will, among other things, terminate in connection with a full separation of the Studio and Starz Businesses.
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
LGTV Revolver Availability of Funds & Commitment Fee. The Company’s borrowing capacity under the LGTV Revolver is $1.1 billion, and as of September 30, 2024 there was $678.5 million available thereunder. LGTV is required to pay a quarterly commitment fee on the revolving credit facility of 0.250% to 0.375% per annum, depending on Lionsgate’s achievement of certain leverage ratios, as defined in the Lionsgate Credit Agreement.
Maturity Date:
•LGTV Revolver & LGTV Term Loan A: April 6, 2026.
•LGTV Term Loan B: March 24, 2025.
Interest:
•LGTV Revolver & LGTV Term Loan A: The LGTV Revolver and LGTV Term Loan A bear interest at a rate per annum equal to SOFR plus 0.10% plus 1.75% margin (or an alternative base rate plus 0.75%), with a SOFR floor of zero. The margin is subject to potential increases of up to 50 basis points (two increases of 25 basis points each) upon certain increases to net first lien leverage ratios, as defined in the Lionsgate Credit Agreement (effective interest rate of 6.70% as of September 30, 2024, before the impact of interest rate swaps, see Note 18 for interest rate swaps).
•LGTV Term Loan B: The LGTV Term Loan B bears interest at a rate per annum equal to SOFR plus 0.10% plus 2.25% margin, with a SOFR floor of zero (or an alternative base rate plus 1.25% margin) (effective interest rate of 7.20% as of September 30, 2024, before the impact of interest rate swaps).
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

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Covenants. The Intercompany Note contains representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings. In addition, the Intercompany Note requires the Company observe and perform each of the covenants set forth in the Lionsgate Credit Agreement which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Lionsgate Credit Agreement and are tested quarterly by Lionsgate. These covenants and ratios are applicable to and computed for the applicable entities pursuant to the Lionsgate Credit Agreement, which includes Lionsgate subsidiaries which are not part of the Company. As of September 30, 2024, the Company and Lionsgate were in compliance with all applicable covenants.
Sale Transaction or Change of Control. LGTV is required to prepay the LGTV Loans immediately prior to or simultaneously with the closing of any Sale Transaction or Change of Control, as defined in the Intercompany Note.
eOne IP Credit Facility
In July 2024, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the "eOne IP Credit Facility") based on and secured by the Company’s intellectual property rights primarily associated with certain titles acquired as part of the eOne acquisition. The maximum principal amount of the eOne IP Credit Facility is $340.0 million, subject to the amount of collateral available, which is based on the valuation of unsold rights from the libraries. The eOne IP Credit Facility is subject to quarterly required principal payments of $8.5 million, beginning November 14, 2024, with the balance payable at maturity. Advances under the eOne IP Credit Facility bear interest at a rate equal to Term SOFR plus 2.25% per annum (effective interest rate of 7.10% as of September 30, 2024, before the impact of interest rate swaps, see Note 18 for interest rate swaps). The eOne IP Credit Facility matures on July 3, 2029.
LG IP Credit Facility
In September 2024, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the "LG IP Credit Facility") based on and secured by the Company’s intellectual property rights primarily associated with certain titles. The maximum principal amount of the LG IP Credit Facility is $455.0 million, subject to the amount of collateral available, which is based on the valuation of unsold rights from the libraries. The LG IP Credit Facility is subject to quarterly required principal payments of $11.375 million, beginning February 14, 2025, with the balance payable at maturity. Advances under the LG IP Credit Facility bear interest at a rate equal to Term SOFR plus 2.25% per annum (effective interest rate of 7.10% as of September 30, 2024, before the impact of interest rate swaps, see Note 19 for interest rate swaps). The LG IP Credit Facility matures on September 30, 2029. See Note 21 - Subsequent Events for the November 2024 increase in maximum principal amount of the LG IP Credit Facility and subsequent borrowings.

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The outstanding principal balance of the Exchange Notes and Existing Notes totaled $715.0 million at September 30, 2024 and March 31, 2024.
As of September 30, 2024, Lionsgate was in compliance with all applicable covenants with respect to the Exchange Notes and the Existing Notes.
Other Debt Transactions
LGTV Term Loan A and LGTV Term Loan B Prepayment. In May 2024, the Company used the proceeds from the Business Combination to prepay $84.9 million principal amount of the LGTV Term Loan A and $214.1 million of the LGTV Term Loan B, together with accrued and unpaid interest thereon.
In September 2024, the Company used the proceeds from the LG IP Credit Facility to prepay $355.1 million principal amount of the LGTV Term Loan B, together with accrued and unpaid interest thereon.
See Note 21 - Subsequent Events for the November 2024 repayment in full of the remaining principal amount of the LGTV Term Loan B.
Loss on Extinguishment of Debt
During the three and six months ended September 30, 2024 and 2023, the Company recorded a loss on extinguishment of debt related to the transactions described above as summarized in the table below.

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
	(Amounts in millions)
Loss on Extinguishment of Debt:
Term Loan A and Term Loan B repayment(1)	$(0.5)	$—	$(1.5)	$—
________________________
(1)See LGTV Term Loan A and LGTV Term Loan B Prepayment above.

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Film Related Obligations

	September 30, 2024	March 31, 2024
	(Amounts in millions)
Film related obligations:
Production Loans	$1,244.8	$1,292.2
Production Tax Credit Facility	260.0	260.0
Backlog Facility and Other	273.2	287.3
Film Library Facility	94.2	109.9
Total film related obligations	1,872.2	1,949.4
Unamortized issuance costs	(9.1)	(11.4)
Total film related obligations, net	1,863.1	1,938.0
Less current portion	(1,634.7)	(1,393.1)
Total non-current film related obligations	$228.4	$544.9

Production Loans. Production loans represent individual and multi-title loans for the production of film and television programs that the Company produces. The majority of the Company’s production loans have contractual repayment dates either at or near the expected completion or release dates, with the exception of certain loans containing repayment dates on a longer term basis, and incur primarily SOFR-based interest at a weighted average rate of 5.94% (before the impact of interest rate swaps, see Note 18 for interest rate swaps). Production loans amounting to $1,039.1 million are secured by collateral which consists of the underlying rights related to the intellectual property (i.e. film or television show), and $205.7 million are unsecured.
Production Tax Credit Facility. In January 2021, as amended in March 2024, the Company entered into a non-recourse senior secured revolving credit facility (the “Production Tax Credit Facility”) based on and secured by collateral consisting solely of certain of the Company’s tax credit receivables.
The maximum principal amount of the Production Tax Credit Facility is $260.0 million, subject to the amount of collateral available, which is based on specified percentages of amounts payable to the Company by governmental authorities pursuant to the tax incentive laws of certain eligible jurisdictions that arise from the production or exploitation of motion pictures and television programming in such jurisdiction. Cash collections from the underlying collateral (tax credit receivables) are used to repay the Production Tax Credit Facility. As of September 30, 2024, tax credit receivables amounting to $344.2 million represented collateral related to the Production Tax Credit Facility. Advances under the Production Tax Credit Facility bear interest at a rate equal to SOFR plus 0.10% to 0.25% depending on the SOFR term (i.e., one, three or six months), plus 1.50% per annum or the base rate plus 0.50% per annum (effective interest rate of 6.45% at September 30, 2024). The Production Tax Credit Facility matures on January 27, 2025. As of September 30, 2024, there were no amounts available under the Production Tax Credit Facility.
Film Library Facility. In July 2021, as amended in September 2022, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the “Film Library Facility”) based on and secured by the collateral consisting solely of certain of the Company’s rights in certain acquired library titles. The maximum principal amount of the Film Library Facility is $161.9 million, subject to the amount of collateral available, which is based on the valuation of cash flows from the libraries. The cash flows generated from the exploitation of the rights will be applied to repay the Film Library Facility subject to cumulative minimum guaranteed payment amounts as set forth below:

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cumulative Period From September 29, 2022 Through:	Cumulative Minimum Guaranteed Payment Amounts	Payment Due Date
	(in millions)
September 30, 2024	$60.7	November 14, 2024
September 30, 2025	$91.1	November 14, 2025
September 30, 2026	$121.4	November 14, 2026
July 30, 2027	$161.9	July 30, 2027
Advances under the Film Library Facility bear interest at a rate equal to, at the Company’s option, SOFR plus 0.11% to 0.26% depending on the SOFR term (i.e., one or three months) plus 2.25% per annum (with a SOFR floor of 0.25%) or the base rate plus 1.25% per annum (effective interest rate of 7.17% at September 30, 2024). The Film Library Facility matures on July 30, 2027.
Backlog Facility and Other:
Backlog Facility. In March 2022, as amended in August 2022, certain subsidiaries of the Company entered into a committed secured revolving credit facility (the “Backlog Facility”) based on and secured by collateral consisting solely of certain of the Company’s fixed fee or minimum guarantee contracts where cash will be received in the future. The maximum principal amount of the Backlog Facility is $175.0 million, subject to the amount of eligible collateral contributed to the facility. Advances under the Backlog Facility bear interest at a rate equal to Term SOFR plus 0.10% to 0.25% depending on the SOFR term (i.e., one, three or six months), plus an applicable margin amounting to 1.15% per annum. The applicable margin is subject to a potential increase to either 1.25% or 1.50% based on the weighted average credit quality rating of the collateral contributed to the facility (effective interest rate of 6.10% at September 30, 2024). The Backlog Facility revolving period ends on May 16, 2025, at which point cash collections from the underlying collateral is used to repay the facility. The facility maturity date is up to two years, 90 days after the revolving period ends, currently August 14, 2027. As of September 30, 2024, there was $160.2 million outstanding under the Backlog Facility, and there were no amounts available under the Backlog Facility (March 31, 2024 - $175.0 million outstanding).
Other. The Company has other loans, which are secured by accounts receivable and contracted receivables which are not yet recognized as revenue under certain licensing agreements. Outstanding loan balances under these “other” loans must be repaid with any cash collections from the underlying collateral if and when received by the Company, and may be voluntarily repaid at any time without prepayment penalty fees. As of September 30, 2024, there was $113.0 million outstanding (March 31, 2024 - $112.3 million outstanding,) under the “other” loans, incurring SOFR-based interest at a weighted average rate of 6.18%, of which $55.1 million has a contractual repayment date in July 2025 and $57.9 million has a contractual repayment date in April 2027. As of September 30, 2024, accounts receivable amounting to $72.7 million and contracted receivables not yet reflected as accounts receivable on the balance sheet at September 30, 2024 amounting to $65.6 million represented collateral related to the "other" loans.
Lionsgate Film Related Obligations
The Company is a guarantor under certain film related obligations of the Starz Business of Lionsgate with an outstanding principal balance of $67.9 million and nil at September 30, 2024 and March 31, 2024, respectively, with maturity dates in November 2024.

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

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of September 30, 2024 and March 31, 2024:

	September 30, 2024			March 31, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in millions)
Interest rate swaps (see Note 18)	$—	$12.2	$12.2	$—	$35.6	$35.6

Liabilities:
Forward exchange contracts (see Note 18)	—	(0.6)	(0.6)	—	(2.8)	(2.8)
Interest rate swaps (see Note 18)	—	(1.7)	(1.7)	—	—	—

The following table sets forth the carrying values and fair values of the Company’s outstanding debt and film related obligations at September 30, 2024 and March 31, 2024:

	September 30, 2024		March 31, 2024
	(Amounts in millions)
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
		(Level 2)		(Level 2)
Intercompany Revolver	$80.4	$80.4	$—	$—
LGTV Revolver	417.6	421.5	569.9	575.0
LGTV Term Loan A	312.9	312.9	396.6	397.3
LGTV Term Loan B	249.7	249.7	816.9	818.1
eOne IP Credit Facility	334.0	340.0	—	—
LG IP Credit Facility	447.9	455.0	—	—
Production Loans	1,239.4	1,244.8	1,286.2	1,292.2
Production Tax Credit Facility	259.6	260.0	258.7	260.0
Backlog Facility and Other	271.9	273.2	285.4	287.3
Film Library Facility	92.3	94.2	107.6	109.9
________________
(1)The Company measures the fair value of its outstanding debt and interest rate swaps using discounted cash flow techniques that use observable market inputs, such as SOFR-based yield curves, swap rates, and credit ratings (Level 2 measurements).

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable, content related payables, other accrued liabilities, other liabilities, and borrowings under Lionsgate’s revolving credit facility prior to the Separation, if any. The carrying values of these financial instruments approximated the fair values at September 30, 2024 and March 31, 2024.

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

The table below presents the reconciliation of changes in redeemable noncontrolling interests:

	Six Months Ended
	September 30,
	2024	2023
	(Amounts in millions)
Beginning balance	$123.3	$343.6
Net loss attributable to redeemable noncontrolling interests	(1.3)	(3.3)
Adjustments to redemption value	0.6	71.0
Cash distributions	0.5	(0.6)
Purchase of noncontrolling interest	(23.4)	(0.6)
Ending balance	$99.7	$410.1

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

At the completion of the purchase, a portion of the noncontrolling interest continued to be considered compensatory, as it was subject to forfeiture provisions upon termination of employment under certain circumstances, and the remaining portion represented the noncontrolling interest holders' fully vested equity interest. Under the new arrangement, the holders' right to sell their interest to the Company, and the Company's right to purchase the noncontrolling interest, are based on a formula-based amount (i.e., a fixed EBITDA multiple), subject to a minimum purchase price, rather than being based on fair value. Since the redemption features described above were based on a formula using a fixed multiple, the compensatory portion of the noncontrolling interest is now considered a liability award, and as a result, during the fourth quarter of fiscal 2024, approximately $93.2 million was reclassified from mezzanine equity to a liability, and is reflected in "other liabilities - non-current" in the consolidated balance sheet at March 31, 2024 and September 30, 2024.

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

Pilgrim Media Group. In July 2024, the Company acquired the noncontrolling interest holder’s remaining 12.5% of Pilgrim Media Group for approximately $13.5 million, and recorded a reduction to redeemable noncontrolling interest of $23.4 million, representing the carrying value of the noncontrolling interest purchased, with the difference between the carrying value of the noncontrolling interest purchased and the cash paid for the remaining interest recorded as a reduction to accumulated deficit of $9.9 million. Prior to the Company’s acquisition of the remaining interest, the noncontrolling interest was presented as a redeemable noncontrolling interest outside shareholders’ equity on the Company’s consolidated balance sheets, due to put and call options which were determined to be embedded in the noncontrolling interest, and because the put rights were outside the control of the Company.
Other. The Company has other immaterial redeemable noncontrolling interests.
Other Noncontrolling Interests
Other. In connection with the Company's investment in CP LG and acquisition of the acquired library and related assets and liabilities discussed in Note 3, on June 5, 2024, the Company recorded a noncontrolling interest representing approximately 49% of CP LG amounting to $33.6 million. See Note 3 for further information.

In addition, the Company has other immaterial noncontrolling interests that are not redeemable.

11. Revenue

Revenue by Segment, Market or Product Line
The table below presents revenues by segment, market or product line for the three and six months ended September 30, 2024 and 2023. The Motion Picture and Television Production segments include the revenues of eOne from the acquisition date of December 27, 2023 (see Note 3).

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Amounts in millions)
Revenue by Type:
Motion Picture
Theatrical	$20.1	$28.2	$56.1	$94.1
Home Entertainment
Digital Media	114.5	165.7	254.6	339.8
Packaged Media	12.5	16.1	21.8	42.0
Total Home Entertainment	127.0	181.8	276.4	381.8
Television	108.7	100.8	196.7	149.3
International	148.0	79.7	216.0	160.7
Other	3.3	5.4	8.8	16.6
Total Motion Picture revenues(1)	407.1	395.9	754.0	802.5

Television Production
Television	313.1	221.8	473.2	371.9
International	49.7	73.6	85.5	105.6
Home Entertainment
Digital Media	34.3	84.2	53.2	96.0
Packaged Media	0.5	0.3	1.3	0.7
Total Home Entertainment	34.8	84.5	54.5	96.7
Other	19.0	14.0	44.8	38.2
Total Television Production revenues(2)	416.6	393.9	658.0	612.4

Total revenues	$823.7	$789.8	$1,412.0	$1,414.9
________________
(1)Total Motion Picture revenues for the three months ended September 30, 2024 and 2023 includes $72.1 million and $60.5 million, respectively, of revenues from licensing Motion Picture segment product to the Starz Business. Total Motion Picture revenues for the six months ended September 30, 2024 and 2023 includes $136.3 million and $77.1 million, respectively, of revenues from licensing Motion Picture segment product to the Starz Business.
(2)Total Television Production revenues for the three months ended September 30, 2024 and 2023 includes $149.9 million and $130.3 million, respectively, of revenues from licensing Television Production segment product to the Starz Business. Total Television Production revenues for the six months ended September 30, 2024 and 2023 includes $189.4 million and $211.3 million, respectively, of revenues from licensing Television Production segment product to the Starz Business.
Remaining Performance Obligations
Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at September 30, 2024 are as follows:

	Rest of Year Ending March 31,	Year Ending March 31,
	2025	2026	2027	Thereafter	Total
	(Amounts in millions)
Remaining Performance Obligations	$824.0	$781.8	$114.4	$58.6	$1,778.8

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The above table does not include estimates of variable consideration for transactions involving sales or usage-based royalties in exchange for licenses of intellectual property. The revenues included in the above table include all fixed fee contracts regardless of duration.

Revenues of $68.6 million and $157.9 million, respectively, including variable and fixed fee arrangements, were recognized during the three and six months ended September 30, 2024, from performance obligations satisfied prior to March 31, 2024. These revenues were primarily associated with the distribution of television and theatrical product in electronic sell-through and video-on-demand formats, and to a lesser extent, the distribution of theatrical product in the domestic and international markets related to films initially released in prior periods.

Accounts Receivable, Contract Assets and Deferred Revenue

The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and deferred revenue. See the unaudited condensed consolidated balance sheets or Note 19 for accounts receivable, contract assets and deferred revenue balances at September 30, 2024 and March 31, 2024.
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
Changes in the provision for doubtful accounts consisted of the following:

	March 31, 2024	(Benefit) provision for doubtful accounts	Other(1)	Uncollectible accounts written-off	September 30, 2024
	(Amounts in millions)
Provision for doubtful accounts	$6.4	$(1.1)	$2.5	$(1.0)	$6.8
_____________
(1) Represents a measurement period adjustment to the provision for doubtful accounts acquired in the acquisition of eOne (see Note 3).

Contract Assets. Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables). Amounts relate primarily to contractual payment holdbacks in cases in which the Company is required to deliver additional episodes or seasons of television content in order to receive payment, complete certain administrative activities, such as guild filings, or allow the Company’s customers’ audit rights to expire. See Note 19 for contract assets at September 30, 2024 and March 31, 2024.

Deferred Revenue. Deferred revenue relates primarily to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation. Revenues of $34.5 million and $108.6 million, respectively, were recognized during the three and six months ended September 30, 2024, related to the balance of deferred revenue at March 31, 2024.

12. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated based on the weighted average common shares outstanding for the period. Basic and diluted net income (loss) per share for the three and six months ended September 30, 2024 and 2023 is presented below:

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Amounts in millions, except per share amounts)
Basic and Diluted Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lionsgate Studios Corp. shareholders	$(113.4)	$15.2	$(156.8)	$(5.3)
Accretion of redeemable noncontrolling interest	(0.3)	—	(0.6)	—
Net income (loss) attributable to Lionsgate Studios Corp. shareholders after accretion of redeemable noncontrolling interest	$(113.7)	$15.2	$(157.4)	$(5.3)

Denominator:
Weighted average common shares outstanding	288.7	253.4	280.6	253.4
Basic and diluted net income (loss) per common share	$(0.39)	$0.06	$(0.56)	$(0.02)

For periods prior to the Separation, basic net income (loss) per share and diluted net loss per share was calculated based on the 253.4 million shares issued to Lionsgate at the closing of the Business Combination.

Additionally, for the three and six months ended September 30, 2024 and 2023, the outstanding common shares issuable presented below were excluded from diluted net income (loss) per common share because they are contingently issuable upon certain vesting criteria that have not been met as of the reporting period.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Amounts in millions)

SEAC Sponsor Options	2.2	—	2.2	—

13. Capital Stock

(a) Common Shares

The Company has an unlimited number of authorized shares following the closing of the Business Combination and at September 30, 2024. As of September 30, 2024, common shares reserved for future issuance include SEAC Sponsor Options described below.
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

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(c) Lionsgate Share-based Compensation

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
The Company recognized the following share-based compensation expense during the three and six months ended September 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Amounts in millions)
Compensation Expense:
Stock options	$0.2	$0.5	$0.4	$0.9
Restricted share units and other share-based compensation	8.2	12.9	16.3	20.3
Share appreciation rights	0.2	0.1	0.3	0.2
Total Lionsgate Studios employee share-based compensation expense	8.6	13.5	17.0	21.4
Corporate allocation of share-based compensation	6.7	3.9	10.9	7.6
	15.3	17.4	27.9	29.0
Impact of accelerated vesting on equity awards(1)	4.6	—	4.6	0.5
Total share-based compensation expense	$19.9	$17.4	$32.5	$29.5
___________________
(1)Represents the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements prior to the Separation.
Share-based compensation expense, by expense category, consisted of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Amounts in millions)
Share-Based Compensation Expense:
General and administration	$15.3	$17.4	$27.9	$29.0
Restructuring and other	4.6	—	4.6	0.5
	$19.9	$17.4	$32.5	$29.5

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the stock option, share appreciation rights (“SARs”), restricted stock and restricted share unit activity at Lionsgate for grants related directly to the Company employees and Lionsgate corporate and shared service employees during the six months ended September 30, 2024:

	Stock Options and SARs					Restricted Stock and Restricted Share Units
	Lions Gate Class A Voting Shares		Lions Gate Class B Non-Voting Shares			Lions Gate Class A Voting Shares			Lions Gate Class B Non-Voting Shares
	Number of Shares	Weighted-Average Exercise Price	Number of Shares		Weighted-Average Exercise Price	Number of Shares		Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
	(Number of shares in millions)
Outstanding at March 31, 2024	2.4	$22.96	17.1		$13.92	0.1		$9.27	9.8	$8.93
Granted	—	—	—		—	—		—	7.8	$7.99
Options exercised or restricted stock or RSUs vested	—	—	—	(1)	$7.13	—	(1)	$11.45	(5.7)	$8.79
Forfeited or expired	(0.1)	$20.26	(2.1)		$14.86	—		—	(0.2)	$9.35
Outstanding at September 30, 2024	2.3	$23.10	15.0		$13.80	0.1		$8.98	11.7	$8.21
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
For periods following the Business Combination (including the period from May 14, 2024, through September 30, 2024), income taxes were calculated by applying an estimated effective income tax rate to the Company’s ordinary income (loss), adjusted for the income tax effects of items that related discretely to the period, if any.
The Company’s income tax expense for the three and six months ended September 30, 2024 and 2023 differed from the U.S. federal statutory corporate income tax rate of 21% multiplied by income (loss) before taxes due to the mix of earnings across the various jurisdictions in which operations are conducted, changes in valuation allowances against deferred tax assets, certain minimum income and foreign withholding taxes, charges for interest on uncertain tax benefits, and benefits from the releases of reserves for uncertain tax benefits due to the close of audits or expirations of statutes of limitations.
15. Restructuring and Other

Restructuring and other includes restructuring and severance costs and certain transaction and other costs, when applicable. During the three and six months ended September 30, 2024 and 2023, the Company also incurred certain other unusual charges or benefits, which are included in direct operating expense in the consolidated statements of operations and are described below. The following table sets forth restructuring and other and these other unusual charges or benefits and the statement of operations line items they are included in for the three and six months ended September 30, 2024 and 2023:

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Amounts in millions)
Restructuring and other:
Other impairments(1)	$0.5	$—	$18.5	$—
Severance(2)	1.1	1.0	4.1	3.5
Transaction and other costs(3)	5.6	3.9	12.3	5.5
Total Restructuring and Other	7.2	4.9	34.9	9.0

Other unusual charges not included in restructuring and other or the Company’s operating segments:
COVID-19 related charges (benefit) included in direct operating expense(4)	—	(0.5)	(2.1)	(0.4)
Unallocated rent cost included in direct operating expense(5)	5.2	—	10.5	—
Total restructuring and other and other unusual charges not included in restructuring and other	$12.4	$4.4	$43.3	$8.6
_______________________
(1)Amounts in the three and six months ended September 30, 2024 include impairments of certain operating lease right-of-use and leasehold improvement assets related to the Television Production segment associated with facility leases that will no longer be utilized by the Company primarily related to the integration of eOne.
(2)Severance costs were primarily related to restructuring, acquisition integration activities and other cost-saving initiatives.
(3)Transaction and other costs in the three and six months ended September 30, 2024 and 2023 reflect transaction, integration and legal costs associated with certain strategic transactions, and restructuring activities and also include costs and benefits associated with legal and other matters.
(4)Amounts include incremental costs incurred, if any, due to circumstances associated with the COVID-19 global pandemic, net of insurance recoveries of nil and $2.1 million in the three and six months ended September 30, 2024, respectively (three and six months ended September 30, 2023 - insurance recoveries of $0.5 million and $0.5 million, respectively). In the six months ended September 30, 2024 and the three and six months ended September 30, 2023, insurance recoveries exceeded the incremental costs expensed in the period, resulting in a net benefit included in direct operating expense.
(5)Amounts represent rent cost for production facilities that were unutilized as a result of the industry strikes, and therefore such amounts are not allocated to the segments.
Changes in the restructuring and other severance liability were as follows for the six months ended September 30, 2024 and 2023:

	Six Months Ended
	September 30,
	2024	2023
	(Amounts in millions)
Severance liability
Beginning balance	$19.3	$3.7
Accruals(2)	(0.5)	3.0
Severance payments	(11.4)	(5.1)
Ending balance(1)	$7.4	$1.6
_______________________
(1)As of September 30, 2024, the remaining severance liability of approximately $7.4 million is expected to be paid in the next 12 months.
(2)Excludes $4.6 million and $0.5 million in the six months ended September 30, 2024 and 2023, respectively, of accelerated vesting on equity awards.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Amounts in millions)
Segment revenues
Motion Picture	$407.1	$395.9	$754.0	$802.5
Television Production	416.6	393.9	658.0	612.4
Total revenue	$823.7	$789.8	$1,412.0	$1,414.9
Gross contribution
Motion Picture	25.4	94.2	$140.0	$192.9
Television Production	41.4	77.5	70.0	113.0
Total gross contribution	66.8	171.7	210.0	305.9
Segment general and administration
Motion Picture	22.8	26.7	51.3	56.1
Television Production	17.0	14.3	34.8	27.0
Total segment general and administration	39.8	41.0	86.1	83.1
Segment profit
Motion Picture	2.6	67.5	88.7	136.8
Television Production	24.4	63.2	35.2	86.0
Total segment profit	$27.0	$130.7	$123.9	$222.8

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

The reconciliation of total segment profit to the Company’s income (loss) before income taxes is as follows:

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Amounts in millions)
Company’s total segment profit	$27.0	$130.7	$123.9	$222.8
Corporate general and administrative expenses(1)	(28.1)	(26.5)	(59.2)	(51.0)
Adjusted depreciation and amortization(2)	(3.2)	(2.4)	(6.7)	(5.2)
Restructuring and other	(7.2)	(4.9)	(34.9)	(9.0)
COVID-19 related benefit (charges) included in direct operating expense(3)	—	0.5	2.1	0.4
Content charges(4)	—	(0.4)	—	(0.8)
Unallocated rent cost included in direct operating expense(5)	(5.2)	—	(10.5)	—
Adjusted share-based compensation expense(6)	(15.3)	(17.4)	(27.9)	(29.0)
Purchase accounting and related adjustments(7)	(2.8)	(3.6)	(5.9)	(15.2)
Operating income (loss)	(34.8)	76.0	(19.1)	113.0
Interest expense	(63.0)	(51.7)	(121.6)	(101.6)
Interest and other income	3.3	2.9	8.4	5.1
Other expense	(13.8)	(10.0)	(15.2)	(13.7)
Loss on extinguishment of debt	(0.5)	—	(1.5)	—
Loss on investments, net	—	(1.6)	—	(1.7)
Equity interests income (loss)	(0.1)	1.8	0.8	1.5
Income (loss) before income taxes	$(108.9)	$17.4	$(148.2)	$2.6
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Amounts in millions)
Depreciation and amortization	$4.2	$3.8	$8.8	$8.0
Less: Amount included in purchase accounting and related adjustments	(1.0)	(1.4)	(2.1)	(2.8)
Adjusted depreciation and amortization	$3.2	$2.4	$6.7	$5.2

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

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(6)The following table reconciles total share-based compensation expense to adjusted share-based compensation expense:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Amounts in millions)
Total share-based compensation expense	$19.9	$17.4	$32.5	$29.5
Less:
Amount included in restructuring and other(i)	(4.6)	—	(4.6)	(0.5)
Adjusted share-based compensation	$15.3	$17.4	$27.9	$29.0
(i)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.
(7)The following sets forth the amounts included in each line item in the financial statements:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Amounts in millions)
Purchase accounting and related adjustments:
General and administrative expense(i)	$1.8	$2.2	$3.8	$12.4
Depreciation and amortization	1.0	1.4	2.1	2.8
	$2.8	$3.6	$5.9	$15.2
(i) These adjustments include the expense associated with the noncontrolling equity interests in the distributable earnings related to 3 Arts Entertainment, and the amortization of the recoupable portion of the purchase price ($1.3 million through May 2023) related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense. The noncontrolling equity interest in the distributable earnings of 3 Arts Entertainment are reflected as an expense rather than noncontrolling interest in the unaudited condensed consolidated statements of operations due to the relationship to continued employment.

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
See Note 11 for revenues by media or product line as broken down by segment for the three and six months ended September 30, 2024 and 2023.
The following table reconciles segment general and administration expense to the Company’s total consolidated general and administration expense:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Amounts in millions)
General and administration
Segment general and administrative expenses	$39.8	$41.0	$86.1	$83.1
Corporate general and administrative expenses	28.1	26.5	59.2	51.0
Share-based compensation expense included in general and administrative expense	15.3	17.4	27.9	29.0
Purchase accounting and related adjustments	1.7	2.2	3.8	12.4
	$84.9	$87.1	$177.0	$175.5

The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	September 30, 2024	March 31, 2024
	(Amounts in millions)
Assets
Motion Picture	$1,924.9	$1,851.4
Television Production	2,401.0	2,347.8
Other unallocated assets(1)	935.5	903.8
	$5,261.4	$5,103.0
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

As of September 30, 2024, the Company is not a party to any material pending claims or legal proceeding and is not aware of any other claims that it believes could, individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
As of September 30, 2024, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 19 months from September 30, 2024):

September 30, 2024
Foreign Currency	Foreign Currency Amount			US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)			(Amounts in millions)
Czech Koruna	180.0	CZK	in exchange for	$7.7	23.29	CZK
Euro	14.8	EUR	in exchange for	$16.6	0.90	EUR
Canadian Dollar	15.0	CAD	in exchange for	$11.1	1.35	CAD
Mexican Peso	199.1	MXN	in exchange for	$10.4	19.73	MXN
Hungarian Forint	1,498.7	HUF	in exchange for	$3.9	371.46	HUF
New Zealand Dollar	3.6	NZD	in exchange for	$2.3	1.64	NZD

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
Designated Cash Flow Hedges. As of September 30, 2024 and March 31, 2024, the Company had the following pay-fixed interest rate swaps, which have been designated as cash flow hedges outstanding (all related to the Company’s SOFR-based debt, see Note 7 and Note 8).

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective Date	Notional Amount	Fixed Rate Paid	Maturity Date
	(in millions)
May 23, 2018	$300.0	2.915%	March 24, 2025
May 23, 2018	$700.0	2.915%	March 24, 2025
June 25, 2018	$200.0	2.723%	March 23, 2025
July 31, 2018	$300.0	2.885%	March 23, 2025
December 24, 2018	$50.0	2.744%	March 23, 2025
December 24, 2018	$100.0	2.808%	March 23, 2025
December 24, 2018	$50.0	2.728%	March 23, 2025
August 15, 2024 (1)	$65.0	4.045%	September 15, 2026
August 15, 2024 (1)	$77.5	3.803%	August 15, 2026
August 15, 2024 (1)	$77.5	3.810%	September 15, 2026
Total	$1,920.0
___________________
(1)Entered into during the three months ended September 30, 2024.

Financial Statement Effect of Derivatives
Unaudited condensed consolidated statements of operations and comprehensive income (loss): The following table presents the pre-tax effect of the Company’s derivatives on the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended September 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts
Gain (loss) recognized in accumulated other comprehensive income (loss)	$0.8	$(0.6)	$1.0	$(3.1)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into direct operating expense	$(0.2)	$(0.4)	$(1.2)	$0.1
Interest rate swaps
Gain (loss) recognized in accumulated other comprehensive income (loss)	$(6.3)	$9.3	$(2.8)	$36.4
Gain reclassified from accumulated other comprehensive income (loss) into interest expense	$11.4	$10.9	$22.3	$20.1

Derivatives not designated as cash flow hedges:
Interest rate swaps
Loss reclassified from accumulated other comprehensive income (loss) into interest expense	$(1.5)	$(1.8)	$(3.1)	$(3.8)

Total direct operating expense on consolidated statements of operations	$628.2	$510.5	$983.8	$872.5
Total interest expense on consolidated statements of operations	$63.0	$51.7	$121.6	$101.6

Unaudited condensed consolidated balance sheets: The Company classifies its forward foreign exchange contracts and interest rate swap agreements within Level 2 as the valuation inputs are based on quoted prices and market observable data of

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
similar instruments (see Note 9). Pursuant to the Company’s accounting policy to offset the fair value amounts recognized for derivative instruments, the Company presents the asset or liability position of the swaps that are with the same counterparty under a master netting arrangement net as either an asset or liability in its unaudited condensed consolidated balance sheets. As of September 30, 2024 and March 31, 2024, there were no swaps outstanding that were subject to a master netting arrangement.
As of September 30, 2024 and March 31, 2024, the Company had the following amounts recorded in the accompanying unaudited condensed consolidated balance sheets related to the Company’s use of derivatives:

	September 30, 2024
	Other Current Assets	Other Accrued Liabilities (current)	Other Liabilities (non-current)
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$—	$0.6	$—
Interest rate swaps	12.2	—	(1.7)
Fair value of derivatives	$12.2	$0.6	$(1.7)

	March 31, 2024
	Other Current Assets	Other Accrued Liabilities (current)
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$—	$2.8
Interest rate swaps	35.6	—
Fair value of derivatives	$35.6	$2.8

As of September 30, 2024, based on the current release schedule, the Company estimates approximately $1.2 million of gains associated with forward foreign exchange contract cash flow hedges in accumulated other comprehensive income (loss) will be reclassified into earnings during the one-year period ending September 30, 2025.
As of September 30, 2024, the Company estimates approximately $23.4 million of gains recorded in accumulated other comprehensive income (loss) associated with interest rate swap agreement cash flow hedges will be reclassified into interest expense during the one-year period ending September 30, 2025.
19. Additional Financial Information
The following tables present supplemental information related to the unaudited condensed consolidated financial statements.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the unaudited condensed consolidated balance sheets to the total amounts reported in the unaudited condensed consolidated statements of cash flows at September 30, 2024 and March 31, 2024. At September 30, 2024 and March 31, 2024, restricted cash represents primarily amounts related to required cash reserves for interest payments associated with certain corporate debt and film related obligations.

	September 30, 2024	March 31, 2024
	(Amounts in millions)
Cash and cash equivalents	$210.8	$277.0
Restricted cash included in other current assets	48.0	43.7
Restricted cash included in other non-current assets	11.6	13.7
Total cash, cash equivalents and restricted cash	$270.4	$334.4
Accounts Receivable Monetization

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Under the Company’s accounts receivable monetization programs, the Company has entered into (1) individual agreements to monetize certain of its trade accounts receivable directly with third-party purchasers and (2) a revolving agreement to monetize designated pools of trade accounts receivable with various financial institutions, as further described below. Under these programs, the Company transfers receivables to purchasers in exchange for cash proceeds, and the Company continues to service the receivables for the purchasers. The Company accounts for the transfers of these receivables as a sale, removes (derecognizes) the carrying amount of the receivables from its balance sheets and classifies the proceeds received as cash flows from operating activities in the statements of cash flows. The Company records a loss on the sale of these receivables reflecting the net proceeds received (net of any obligations incurred), less the carrying amount of the receivables transferred. The loss is reflected in the “other expense” line item on the unaudited condensed consolidated statements of operations. The Company receives fees for servicing the accounts receivable for the purchasers, which represent the fair value of the services and were immaterial for the three and six months ended September 30, 2024 and 2023.
 Individual Monetization Agreements. The Company enters into individual agreements to monetize trade accounts receivable. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers. The following table sets forth a summary of the receivables transferred under individual agreements or purchases during the three and six months ended September 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Amounts in millions)
Carrying value of receivables transferred and derecognized	$186.4	$196.2	$293.8	$300.5
Net cash proceeds received	181.7	187.3	285.8	288.9
Loss recorded related to transfers of receivables	4.7	8.9	8.0	11.6
At September 30, 2024, the outstanding amount of receivables derecognized from the Company’s unaudited condensed consolidated balance sheets, but which the Company continues to service, related to the Company’s individual agreements to monetize trade accounts receivable was $490.5 million (March 31, 2024 - $449.2 million).
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
The following table sets forth a summary of the receivables transferred under the pooled monetization agreement during the three and six months ended September 30, 2023:

	Three Months Ended	Six Months Ended
	September 30,	September 30,
	2023	2023
	(Amounts in millions)

Gross cash proceeds received for receivables transferred and derecognized	$16.3	$22.2
Less amounts from collections reinvested under revolving agreement	(6.2)	(9.1)
Proceeds from new transfers	10.1	13.1
Collections not reinvested and remitted or to be remitted	(9.0)	(13.4)
Net cash proceeds received (paid or to be paid)	$1.1	$(0.3)

Carrying value of receivables transferred and derecognized (1)	$16.3	$22.1
Obligations recorded	$1.0	$2.1
Loss recorded related to transfers of receivables	$1.0	$2.0
___________________
(1)Receivables net of unamortized discounts on long-term, non-interest bearing receivables.

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
At September 30, 2024 and March 31, 2024, there were no outstanding receivables derecognized from the Company’s unaudited condensed consolidated balance sheet, for which the Company continues to service, related to the pooled monetization agreement.

Other Assets
The composition of the Company’s other assets is as follows as of September 30, 2024 and March 31, 2024:

	September 30, 2024	March 31, 2024
	(Amounts in millions)
Other current assets
Prepaid expenses and other	$44.6	$34.8
Restricted cash	48.0	43.7
Contract assets	56.6	59.9
Interest rate swap assets	12.2	35.6
Tax credits receivable	166.6	199.1
	$328.0	$373.1
Other non-current assets
Prepaid expenses and other	$13.8	$18.3
Restricted cash	11.6	13.7
Accounts receivable	47.0	111.7
Contract assets	5.2	3.2
Tax credits receivable	394.7	361.7
Operating lease right-of-use assets	307.0	344.3
	$779.3	$852.9

Content Related Payables
Content related payables include minimum guarantees and accrued licensed program rights obligations, which represent amounts payable for film or television rights that the Company has acquired or licensed.

Other Accrued Liabilities
Other accrued liabilities include employee related liabilities (such as accrued bonuses and salaries and wages) of $25.2 million and $116.2 million at September 30, 2024 and March 31, 2024, respectively.

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accumulated Other Comprehensive Income
The following table summarizes the changes in the components of accumulated other comprehensive income, net of tax. During the six months ended September 30, 2024 and 2023, there was no income tax expense or benefit reflected in other comprehensive income due to the income tax impact being offset by changes in the Company’s deferred tax valuation allowance.

	Foreign currency translation adjustments	Net unrealized gain (loss) on cash flow hedges	Total
	(Amounts in millions)
March 31, 2024	$(42.1)	$138.8	$96.7
Other comprehensive income (loss)	11.7	(1.8)	9.9
Reclassifications to net loss(1)	—	(18.0)	(18.0)
September 30, 2024	$(30.4)	$119.0	$88.6

March 31, 2023	$(41.1)	$142.6	$101.5
Other comprehensive income (loss)	(1.3)	33.3	32.0
Reclassifications to net loss(1)	—	(16.4)	(16.4)
September 30, 2023	$(42.4)	$159.5	$117.1
___________________
(1)Represents a loss of $1.2 million included in direct operating expense and a gain of $19.2 million included in interest expense on the unaudited condensed consolidated statement of operations in the six months ended September 30, 2024 (six months ended September 30, 2023 - gain of $0.1 million included in direct operating expense and gain of $16.3 million included in interest expense) (see Note 18).

Supplemental Cash Flow Information
Significant non-cash transactions during the six months ended September 30, 2024 and 2023 include certain interest rate swap agreements, which are discussed in Note 18, “Derivative Instruments and Hedging Activities”.
Except for non-cash financing activity described in Note 20, there were no significant non-cash financing or investing activities for the six months ended September 30, 2024 and 2023.

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
20. Related Party Transactions
In connection with the Separation and in the normal course of business, the Company enters into transactions with Lionsgate and the Starz Business which include the following, which unless otherwise indicated prior to the Separation were settled through parent net investment at the time of the transaction:
Lionsgate corporate general and administrative expenses: As described in Note 1, in connection with the Business Combination, the Company and Lionsgate entered into the Shared Services Agreement which took effect upon the Closing. The Shared Services Agreement facilitates the allocation to the Company of all corporate general and administrative expenses of Lionsgate, except for an amount of $10.0 million to be allocated annually to Lionsgate. During the three and six months ended September 30, 2024, $28.1 million and $59.2 million, respectively, of Lionsgate corporate general and administrative expenses, excluding amounts related to share-based compensation discussed below, were allocated to the Company. Of the total amount allocated to the Company during three and six months ended September 30, 2024, $28.1 million and $45.0 million was allocated to the Company after the Separation pursuant to the Shared Services Agreement. Prior to the Separation, during the six months ended September 30, 2024, $14.2 million of corporate expenses were allocated to the Company (three and six months ended September 30, 2023 - $26.5 million and $51.0 million, respectively).
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

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
payments or receipts for the applicable operating transaction within operating activities, with the net change in parent net investment included within financing activities in the unaudited condensed consolidated statements of cash flows.
The net transfers to and from Lionsgate through the period prior to the Separation discussed above were as follows:

	Six Months Ended
	September 30,
	2024	2023

Cash pooling and general financing activities	$87.9	$(133.2)
Licensing of content(1)	9.7	266.1
Corporate reimbursements	(5.3)	2.0
Corporate expense allocations (excluding allocation of share-based compensation)	2.3	13.9
Funding of purchases of accounts receivables held for collateral	—	(85.6)
Net transfers to (from) Parent per unaudited condensed consolidated statements of cash flows	$94.6	$63.2
Share-based compensation (including allocation of share-based compensation)	(6.0)	(29.5)
Other non-cash transfer(2)	(33.4)	5.3
Net transfers to (from) Parent per unaudited condensed consolidated statements of equity (deficit)	$55.2	$39.0
___________________
(1)Reflects the settlement of amounts due from the Starz Business related to the Company’s licensing arrangements with the Starz Business.
(2)Includes a non-cash transfer of debt through Parent net investment of $35.0 million in connection with the Separation in the six months ended September 30, 2024.

21. Subsequent Events

On November 6, 2024, the Company closed an amendment to its LG IP Credit Facility which increased the maximum principal amount of the LG IP Credit Facility to $720.0 million. The Company borrowed $265.0 million under the LG IP Credit Facility, and used the net proceeds to pay in full the remaining $250.0 million principal amount of the LGTV Term Loan B, together with accrued and unpaid interest thereon.

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
The Business Combination has been accounted for as a reverse recapitalization in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). Under this method of accounting, SEAC was treated as the acquired company and the Studio Business was treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of Lionsgate Studios will represent a continuation of the financial statements of the Studio Business, with the Business Combination treated as the equivalent of the Studio Business issuing LG Studios Common Shares for the historical net assets of SEAC, substantially consisting of cash held in the trust account, accompanied by a recapitalization of the Studio Business equity. The historical net assets of SEAC were stated at fair value, which approximated historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of the Studio Business.
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

Components of Results of Operations
Revenues
Our revenues are derived from the Motion Picture and Television Production segments, as described below. As mentioned above, we refer to our Motion Picture and Television Production segments collectively as our Studio Business. Our revenues

LIONSGATE STUDIOS CORP.
are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three and six months ended September 30, 2024 and 2023.
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
For the three and six months ended September 30, 2023, total Lionsgate corporate general and administrative expenses were $32.8 million and $63.1 million, respectively, of which $26.4 million and $51.0 million, respectively, was allocated to the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. As described more fully below, these estimates bear the risk of change due to the inherent uncertainty of the estimate. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 to our audited combined financial statements as contained in Exhibit 99.1 of Amendment No. 2 to the Current Report on Form 8-K filed on October 15, 2024.
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
Valuation Assumptions. The discounted cash flow analysis includes cash flows estimates of ultimate revenue and costs as well as a discount rate (a Level 3 fair value measurement, see Note 9 to our unaudited condensed consolidated financial statements). The discount rate utilized in the discounted cash flow analysis is based on the weighted average cost of capital of the Company plus a risk premium representing the risk associated with producing a particular film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates.
Revenue Recognition. Our Motion Picture and Television Production segments generate revenue principally from the licensing of content in domestic theatrical exhibition, home entertainment (e.g., digital media), television, and international market places.

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
Revenue from commissions are recognized as such services are provided.
Goodwill. At September 30, 2024, the carrying value of goodwill was $806.5 million. Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments (component level). Reporting units are determined by the discrete financial information available for the component and whether that information is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units for purposes of goodwill impairment testing, along with their respective goodwill balances at September 30, 2024, were Motion Picture (goodwill of $396 million), and our Television (goodwill of $317 million) and Talent Management (goodwill of $93 million) businesses, both of which are part of our Television Production segment.
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
In performing a quantitative assessment of goodwill, we determine the fair value of our reporting units by using a combination of discounted cash flow (“DCF”) analyses and market-based valuation methodologies. The models rely on significant judgments and assumptions surrounding general market and economic conditions, short-term and long-term growth rates, discount rates, income tax rates, and detailed management forecasts of future cash flow and operating margin projections, and other assumptions, all of which are based on our internal forecasts of future performance as well as historical trends. The market-based valuation method utilizes EBITDA multiples from guideline public companies operating in similar industries and a control premium. The results of these valuation methodologies are weighted as to their relative importance and a single fair value is determined. Fair value determinations require considerable judgment and are sensitive to changes in underlying

LIONSGATE STUDIOS CORP.
assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual or interim goodwill impairment tests will prove to be an accurate prediction of the future.
Goodwill Impairment Assessments:
Fiscal 2025. During the three and six months ended September 30, 2024, there were no events or circumstances that have changed that would indicate that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value.
Fiscal 2024. For our annual goodwill impairment test for fiscal 2024, we performed qualitative goodwill impairment assessments for all of our reporting units (Motion Picture, and our Television and Talent Management businesses, both of which are part of our Television Production segment).
Our qualitative assessments considered the recent performance of these reporting units, and updated forecasts of performance and cash flows, as well as the current micro and macroeconomic environments in relation to the current and expected performance of these reporting units, and industry considerations, and determined that since the date of the most recent quantitative assessment performed over these reporting units, there were no events or circumstances that rise to a level that would more-likely-than-not reduce the fair value of those reporting units below their carrying values; therefore, a quantitative goodwill impairment analysis was not required for these reporting units.
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
Corporate expense allocation. For periods prior to the Separation, Lionsgate’s corporate general and administrative functions and costs provided oversight over both the Starz Business and the Studio Business. These functions and costs include, but are not limited to, salaries and wages for certain executives and other corporate officers related to executive oversight, investor relations costs, costs for the maintenance of corporate facilities, and other common administrative support functions, including corporate accounting, finance and financial reporting, audit and tax costs, corporate and other legal support functions, and certain information technology and human resources. Accordingly, for periods prior to the Separation, the unaudited condensed consolidated financial statements of the Studio Business include allocations of certain general and administrative expenses from Lionsgate of $14.2 million for the six months ended September 30, 2024, and $26.4 million and $51.0 million for the three and six months ended September 30, 2023, respectively, related to these corporate and shared service functions historically provided by Lionsgate.
The allocation of costs to the Studio Business were subjective and required considerable judgment. The allocations of general and administrative expenses to the Studio Business were on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of consolidated Lionsgate revenue, payroll expense or other measures management considered to be a reasonable reflection of the estimated historical utilization levels of these services. Following the Separation, $45.0 million of Lionsgate’s corporate general and administrative costs were allocated to the Company pursuant to the Shared Services Agreement. In aggregate, allocations of Lionsgate’s corporate general and administrative costs to the Company represent approximately 100.0% and 95.9% for the three and six months ended September 30, 2024, respectively, and 79.5% and 79.7% for the three and six months ended September 30, 2023, respectively, of total Lionsgate corporate general and administrative expense. See Components of Results of Operations-Expenses above for further information.

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
For periods following the Business Combination (including the period from May 14, 2024, through September 30, 2024), income taxes were calculated by applying an estimated effective income tax rate to the Company’s ordinary income (loss), adjusted for the income tax effects of items that related discretely to the period, if any.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the three months ended September 30, 2024 and 2023. Due to the acquisition of eOne, the three months ended September 30, 2024 includes the results of operations of eOne (acquired December 27, 2023), see Note 3 to our unaudited condensed consolidated financial statements for further details.

LIONSGATE STUDIOS CORP.

	Three Months Ended
	September 30,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Revenues
Studio Business
Motion Picture (1)	$407.1	$395.9	$11.2	2.8%
Television Production (2)	416.6	393.9	22.7	5.8%
Total revenues	823.7	789.8	33.9	4.3%
Expenses:
Direct operating	628.2	510.5	117.7	23.1%
Distribution and marketing	134.0	107.5	26.5	24.7%
General and administration	84.9	87.1	(2.2)	(2.5)%
Depreciation and amortization	4.2	3.8	0.4	10.5%
Restructuring and other	7.2	4.9	2.3	46.9%
Total expenses	858.5	713.8	144.7	20.3%
Operating income (loss)	(34.8)	76.0	(110.8)	(145.8)%
Interest expense	(63.0)	(51.7)	(11.3)	21.9%
Interest and other income	3.3	2.9	0.4	13.8%
Other expense	(13.8)	(10.0)	(3.8)	38.0%
Loss on extinguishment of debt	(0.5)	—	(0.5)	n/a
Loss on investments, net	—	(1.6)	1.6	(100.0)%
Equity interests income (loss)	(0.1)	1.8	(1.9)	nm
Income (loss) before income taxes	(108.9)	17.4	(126.3)	nm
Income tax provision	(5.1)	(3.9)	(1.2)	30.8%
Net income (loss)	(114.0)	13.5	(127.5)	nm
Less: Net loss attributable to noncontrolling interests	0.6	1.7	(1.1)	(64.7)%
Net income (loss) attributable to Lionsgate Studios Corp. shareholders	$(113.4)	$15.2	$(128.6)	nm
_______________________
nm - Percentage not meaningful.
(1)Motion Picture revenues for the three months ended September 30, 2024 and 2023, includes $72.1 million and $60.5 million, respectively, of revenues from licensing Motion Picture segment product to the Starz Business.
(2)Television Production revenues for the three months ended September 30, 2024 and 2023, includes $149.9 million and $130.3 million, respectively, of revenues from licensing Television Production segment product to the Starz Business.

Revenues. Consolidated revenues increased $33.9 million in the three months ended September 30, 2024 reflecting increased Motion Picture segment revenue, offset by decreased revenue in the Television Production segment.

LIONSGATE STUDIOS CORP.
Motion Picture revenue increased $11.2 million due to increased international revenue driven by Borderlands and the multi-platform release, The Killer’s Game, partially offset by lower theatrical, and home entertainment revenue. Motion Picture revenues for the three months ended September 30, 2024 included approximately $15.6 million of revenues from eOne. Motion Picture revenue included $72.1 million of revenue from licensing Motion Picture segment product to the Starz Business, representing an increase of $11.6 million from the three months ended September 30, 2023.
Television Production revenue increased $22.7 million due to the inclusion of revenue from eOne of approximately $111.1 million, offset by lower home entertainment digital and international revenue. Television Production revenue included $149.9 million of revenue from licensing Television Production segment product to the Starz Business, representing an increase of $19.6 million from the three months ended September 30, 2023.
See further discussion in the Segment Results of Operations section below.
Direct Operating Expenses. Direct operating expenses by segment were as follows for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024		2023		Change
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Motion Picture	$255.7	62.8%	$202.7	51.2%	$53.0	26.1%
Television Production	367.2	88.1	307.9	78.2	59.3	19.3%
Other	5.3	nm	(0.1)	nm	5.4	nm
	$628.2	76.3%	$510.5	64.6%	$117.7	23.1%
_______________________
nm - Percentage not meaningful.
Direct operating expenses increased in the three months ended September 30, 2024, due to higher direct operating expenses of the Television Production segment associated with higher Television Production revenues and higher direct operating expenses as a percentage of revenue of the Motion Picture segment driven by the performance and costs of the titles released in the quarter, in particular, Borderlands which resulted in higher direct operating cost in relation to revenue. See further discussion in the Segment Results of Operations section below.

Other. Other direct operating expense in the three months ended September 30, 2024 includes rent cost for production facilities that were unutilized as a result of the industry strikes amounting to $5.2 million, which was not allocated to the segments, and is included in direct operating expense.
Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Motion Picture	$126.0	$99.0	$27.0	27.3%
Television Production	8.0	8.5	(0.5)	(5.9)%
	$134.0	$107.5	$26.5	24.7%
U.S. theatrical P&A and Premium VOD expense included in Motion Picture distribution and marketing expense	$90.7	$65.5	$25.2	38.5%
Distribution and marketing expenses increased in the three months ended September 30, 2024 and primarily reflects higher Motion Picture theatrical P&A and Premium VOD expense associated with the theatrical slate releases in the current quarter. See further discussion in the Segment Results of Operations section below.

LIONSGATE STUDIOS CORP.
General and Administrative Expenses. General and administrative expenses by segment were as follows for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,				Change
	2024	% of Revenues	2023	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Picture	$22.8		$26.7		$(3.9)	(14.6)%
Television Production	17.0		14.3		2.7	18.9%
Corporate allocations from Lionsgate, excluding allocation of share-based compensation expense	28.1		26.5		1.6	6.0%
Share-based compensation expense	15.3		17.4		(2.1)	(12.1)%
Purchase accounting and related adjustments	1.7		2.2		(0.5)	(22.7)%
Total general and administrative expenses	$84.9	10.3%	$87.1	11.0%	$(2.2)	(2.5)%
General and administrative expenses decreased in the three months ended September 30, 2024, resulting from decreased Motion Picture general and administrative expenses, share-based compensation expense and purchase accounting and related adjustments, partially offset by increased Television Production general and administrative expenses and corporate expenses. Studio Business general and administrative expenses for the three months ended September 30, 2024 included approximately $6.0 million from eOne. See further discussion in the Segment Results of Operations section below.
As discussed in Components of Results of Operations, following the Separation, the Shared Services Agreement facilitates the allocation of substantially all corporate general and administrative expenses to the Company. For periods prior to the Separation, the Company has been allocated a portion of Lionsgate’s total corporate expenses which are included in general and administrative expenses. Corporate general and administrative expenses increased approximately $1.6 million, or 6.0%, primarily due to approximately $3.0 million of corporate general and administrative expenses from eOne.
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

	Three Months Ended
	September 30,
	2024	2023
	(Amounts in millions)
Share-based compensation is comprised of:
Studio employee share-based compensation expense	$8.6	$13.5
Allocation of Lionsgate corporate and shared employee share-based compensation expense	6.7	3.9
Total share-based compensation included in general and administrative expense	15.3	17.4
Restructuring and other(1)	4.6	—
Total share-based compensation expense	$19.9	$17.4
_______________________
(1)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.
Purchase accounting and related adjustments include the expense associated with the noncontrolling equity interests in the distributable earnings related to 3 Arts Entertainment, and the non-cash charge for the amortization of the recoupable portion of the purchase price related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense. The noncontrolling equity interests in the distributable earnings of 3 Arts Entertainment are reflected as an expense rather than noncontrolling interest in the unaudited condensed consolidated statement of operations due

LIONSGATE STUDIOS CORP.
to the relationship to continued employment. Purchase accounting and related adjustments decreased $0.5 million, or 22.7%, primarily due to lower noncontrolling equity interests in the distributable earnings related to 3 Arts Entertainment of $0.5 million associated with a lower noncontrolling interest ownership percentage as a result of our acquisition of an additional interest in 3 Arts Entertainment (see Note 10 to our unaudited condensed consolidated financial statements).
Depreciation and Amortization Expense. Depreciation and amortization of $4.2 million in the three months ended September 30, 2024 increased $0.4 million from $3.8 million in the three months ended September 30, 2023.
Restructuring and Other. Restructuring and other increased $2.3 million in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, and includes restructuring and severance costs and certain transaction and other costs, when applicable. Restructuring and other costs were as follows for the three months ended September 30, 2024 and 2023 (see Note 15 to our unaudited condensed consolidated financial statements):

	Three Months Ended		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Other impairments(1)	$0.5	$—	$0.5	n/a
Severance(2)	1.1	1.0	0.1	10.0%
Transaction and other costs(3)	5.6	3.9	1.7	43.6%
	$7.2	$4.9	$2.3	46.9%
_______________________
(1)Amounts in the three months ended September 30, 2024 include impairments of certain operating lease right-of-use and leasehold improvement assets related to the Television Production segment associated with facility leases that will no longer be utilized by the Company.
(2)Severance costs were primarily related to restructuring, acquisition integration activities and other cost-saving initiatives.
(3)Transaction and other costs in the three months ended September 30, 2024 and 2023 reflect transaction, integration and legal costs associated with certain strategic transactions, and restructuring activities and also include costs and benefits associated with legal and other matters.
Interest Expense. Interest expense of $63.0 million in the three months ended September 30, 2024 increased $11.3 million from the three months ended September 30, 2023 due to higher average interest rates and balances on variable rate corporate debt and film related obligations, partially offset by a slightly larger benefit from the interest rate swaps. The following table sets forth the components of interest expense for the three months ended September 30, 2024 and 2023:

LIONSGATE STUDIOS CORP.

	Three Months Ended
	September 30,
	2024	2023
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facility(1)	$17.5	$8.3
Term loans(1)	18.0	23.5
IP credit facilities(2)	6.0	—
Other(3)	12.7	13.0
	54.2	44.8
Amortization of debt issuance costs and other non-cash interest(4)	8.8	6.9
Total interest expense	$63.0	$51.7
_______________________
(1)Prior to the Separation, amounts reflect interest attributable to borrowings outstanding under Lionsgate’s Credit Agreement (including the revolving credit facility, term loan A and term loan B). Subsequent to the Separation, amounts reflect interest attributable to borrowings outstanding under the Company’s Intercompany Note with LGCH (see Note 7).
(2)IP credit facilities interest expense includes interest expense associated with the eOne IP Credit Facility and LG IP Credit Facility.
(3)Other interest expense includes payments associated with certain film related obligations (Production Tax Credit Facility, Film Library Facility, Backlog Facility and other, see Note 8 to our unaudited condensed consolidated financial statements), and payments and receipts associated with the Company’s interest rate swaps (see Note 18 to our unaudited condensed consolidated financial statements).
(4)Amounts include the amortization of unrealized losses in accumulated other comprehensive income (loss) related to de-designated interest rate swaps which are being amortized to interest expense (see Note 18 to our unaudited condensed consolidated financial statements).
Interest and Other Income. Interest and other income of $3.3 million for the three months ended September 30, 2024 increased as compared to interest and other income of $2.9 million for the three months ended September 30, 2023 due to higher interest income.
Other Expense. Other expense of $13.8 million for the three months ended September 30, 2024 increased as compared to other expense of $10.0 million for the three months ended September 30, 2023. The increase is primarily due to realized and unrealized foreign currency losses in the three months ended September 30, 2024, offset by a decrease in the loss recorded related to our monetization of accounts receivable programs in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 (see Note 19 to our unaudited condensed consolidated financial statements).
Loss on Extinguishment of Debt. Loss on extinguishment of debt of $0.5 million in the three months ended September 30, 2024 related to the write-off of debt issuance costs associated with the voluntary prepayment of $355.1 million principal amount of the LGTV Term Loan B. There was no comparable loss on extinguishment of debt in the three months ended September 30, 2023. See Note 7 to our unaudited condensed consolidated financial statements.
Loss on Investments, net. Loss on investments, net was nil for the three months ended September 30, 2024, as compared to $1.6 million for the three months ended September 30, 2023.
Equity Interests Income (Loss). Equity interests loss of $0.1 million in the three months ended September 30, 2024 compared to equity interests income of $1.8 million in the three months ended September 30, 2023 due to lower income generated by our equity method investees.
Income Tax Provision. The Company had an income tax provision of $5.1 million and an effective tax rate of (4.7)% in the three months ended September 30, 2024, compared to an income tax provision and effective tax rate of $3.9 million and 22.4%, respectively, for the three months ended September 30, 2023. Our income tax expense and effective income tax rates for the three months ended September 30, 2024 and 2023 differed from the U.S. federal statutory corporate income tax rate of 21% multiplied by income (loss) before taxes due to the mix of our earnings across the various jurisdictions in which our operations

LIONSGATE STUDIOS CORP.
are conducted, changes in valuation allowances against our deferred tax assets, certain minimum income and foreign withholding taxes, charges for interest on uncertain tax benefits, and benefits from the releases of reserves for uncertain tax benefits due to the close of audits or expirations of statutes of limitations.
Net Income (Loss) Attributable to Lionsgate Studios Corp. Shareholders Net loss attributable to our shareholders for the three months ended September 30, 2024 was $113.4 million, or basic and diluted net loss per common share of $0.39 on 288.7 million weighted average common shares outstanding. This compares to net income attributable to our shareholders for the three months ended September 30, 2023 of $15.2 million, or basic and diluted net income per common share of $0.06 on 253.4 million weighted average common shares outstanding.
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
The following table reconciles the GAAP measure, operating income (loss), to the non-GAAP measure, total segment profit, for the three months ended September 30, 2024 and 2023. In addition, each of segment direct operating expense, distribution and marketing expense and general and administrative expense is reconciled to the respective line items presented in the GAAP-based statement of operations in the preceding section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations which discusses consolidated results of operations.

LIONSGATE STUDIOS CORP.

	Three Months Ended
	September 30,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Operating income (loss)	$(34.8)	$76.0	$(110.8)	(145.8)%
Corporate general and administrative expense allocations from Lionsgate, excluding allocation of share-based compensation expense	28.1	26.5	1.6	6.0%
Adjusted depreciation and amortization	3.2	2.4	0.8	33.3%
Restructuring and other	7.2	4.9	2.3	46.9%
COVID-19 related charges (benefit)	—	(0.5)	0.5	(100.0)%
Content charges	—	0.4	(0.4)	(100.0)%
Unallocated rent cost included in direct operating expense	5.2	—	5.2	n/a
Adjusted share-based compensation expense	15.3	17.4	(2.1)	(12.1)%
Purchase accounting and related adjustments	2.8	3.6	(0.8)	(22.2)%
Total segment profit	$27.0	$130.7	$(103.7)	(79.3)%
_______________________
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
The table below sets forth the revenues and segment profit by segment:

	Three Months Ended
	September 30,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Revenue
Motion Picture	$407.1	$395.9	$11.2	2.8%
Television Production	416.6	393.9	22.7	5.8%
	$823.7	$789.8	$33.9	4.3%
Segment Profit
Motion Picture	$2.6	$67.5	$(64.9)	(96.1)%
Television Production	24.4	63.2	(38.8)	(61.4)%
Total Segment Profit	$27.0	$130.7	$(103.7)	(79.3)%
See the following discussion for further detail of our individual segments.

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the three months ended September 30, 2024 and 2023:

LIONSGATE STUDIOS CORP.

	Three Months Ended
	September 30,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$407.1	$395.9	$11.2	2.8%
Expenses:
Direct operating expense	255.7	202.7	53.0	26.1%
Distribution & marketing expense	126.0	99.0	27.0	27.3%
Gross contribution	25.4	94.2	(68.8)	(73.0)%
General and administrative expenses	22.8	26.7	(3.9)	(14.6)%
Segment profit	$2.6	$67.5	$(64.9)	(96.1)%

U.S. theatrical P&A and Premium VOD expense included in distribution and marketing expense	$90.7	$65.5	$25.2	38.5%

Direct operating expense as a percentage of revenue	62.8%	51.2%

Gross contribution as a percentage of revenue	6.2%	23.8%

Revenue. The table below sets forth Motion Picture revenue by media and product category for the three months ended September 30, 2024 and 2023. Motion Picture revenues for the three months ended September 30, 2024 included approximately $15.6 million of revenues from eOne.

	Three Months Ended September 30,
	2024			2023			Total Increase (Decrease)
	Lionsgate Original Releases(1)	Other Film(2)	Total	Lionsgate Original Releases(1)	Other Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$18.1	$2.0	$20.1	$27.1	$1.1	$28.2	$(8.1)
Home Entertainment
Digital Media	72.1	42.4	114.5	115.1	50.6	165.7	(51.2)
Packaged Media	6.3	6.2	12.5	11.7	4.4	16.1	(3.6)
Total Home Entertainment	78.4	48.6	127.0	126.8	55.0	181.8	(54.8)
Television	98.4	10.3	108.7	92.0	8.8	100.8	7.9
International	129.2	18.8	148.0	65.7	14.0	79.7	68.3
Other	2.5	0.8	3.3	2.5	2.9	5.4	(2.1)
	$326.6	$80.5	$407.1	$314.1	$81.8	$395.9	$11.2
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

LIONSGATE STUDIOS CORP.
Theatrical revenue decreased $8.1 million in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 due to a decrease of $9.0 million from Lionsgate Original Releases due to greater revenue generated from the fiscal 2024 theatrical slate titles in the prior year as compared to the fiscal 2025 theatrical slate titles in the current year.
Home entertainment revenue decreased $54.8 million, or 30.1%, in the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, due to lower digital media revenue of $51.2 million primarily due to decreases from Lionsgate Original Releases. Digital media revenue from Lionsgate Original Releases declined $43.0 million due to digital media revenue in the prior year’s quarter from our fiscal 2023 and prior theatrical slate titles, and in particular, John Wick: Chapter 4 and Jesus Revolution, which compared to lower revenue in the current quarter from our fiscal 2024 and prior theatrical slate titles. The decrease in digital media revenue was also due to a decrease from Other Film of $8.2 million from our acquired library titles.
Television revenue increased $7.9 million, or 7.8%, in the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, due to an increase from Lionsgate Original Releases of $6.4 million due to a greater number of television windows opening in the current quarter for our theatrical slate titles.
International revenue increased $68.3 million, or 85.7% in the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, due to an increase from Lionsgate Original Releases of $63.5 million driven by higher revenue generated from our fiscal 2025 theatrical slate, and in particular, Borderlands, as compared to our fiscal 2024 theatrical slate, and increased revenue from multi-platform releases, and in particular, The Killer’s Game. In addition, the increase in international revenue was also due to an increase from Other Film of $4.8 million from our acquired library titles.
Direct Operating Expense. The increase in direct operating expenses is due to greater direct operating expenses as a percentage of motion picture revenue as compared to the prior year's quarter, driven by the change in the mix of titles and product categories generating revenue. In particular, the increase was driven by the performance and cost of the titles released in the quarter, including Borderlands, which had a higher amortization rate as compared to the titles released in the prior year's quarter. Investment in film write-downs included in Motion Picture segment direct operating expense were $18.3 million in the three months ended September 30, 2024, compared to approximately $26.8 million in the three months ended September 30, 2023.
Distribution and Marketing Expense. The increase in distribution and marketing expense in the three months ended September 30, 2024 is due to higher theatrical P&A and Premium VOD expense due to higher expense associated with the theatrical slate releases in the current quarter. In the three months ended September 30, 2024, approximately $15.4 million of theatrical P&A and Premium VOD expense was incurred in advance for films to be released in subsequent quarters, compared to approximately $15.2 million in the prior year’s quarter in the Motion Picture segment.
Gross Contribution. Gross contribution of the Motion Picture segment for the three months ended September 30, 2024 decreased as compared to the three months ended September 30, 2023, due to the negative contribution of the theatrical slate titles released in the quarter, including Borderlands, as a result of higher direct operating expense as a percentage of revenue, and higher theatrical P&A and Premium VOD expense. These decreases in gross contribution were partially offset by increased Motion Picture revenue.
General and Administrative Expense. General and administrative expenses of the Motion Picture segment decreased $3.9 million, or 14.6%, primarily due to a decrease in incentive based compensation.

LIONSGATE STUDIOS CORP.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$416.6	$393.9	$22.7	5.8%
Expenses:
Direct operating expense	367.2	307.9	59.3	19.3%
Distribution & marketing expense	8.0	8.5	(0.5)	(5.9)%
Gross contribution	41.4	77.5	(36.1)	(46.6)%
General and administrative expenses	17.0	14.3	2.7	18.9%
Segment profit	$24.4	$63.2	$(38.8)	(61.4)%

Direct operating expense as a percentage of revenue	88.1%	78.2%

Gross contribution as a percentage of revenue	9.9%	19.7%
Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the three months ended September 30, 2024 and 2023. Television Production revenues for the three months ended September 30, 2024 included approximately $111.1 million of revenues from eOne.

LIONSGATE STUDIOS CORP.

LIONSGATE STUDIOS CORP.

	Three Months Ended
	September 30,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Television Production Revenue
Television	$313.1	$221.8	$91.3	41.2%
International	49.7	73.6	(23.9)	(32.5)%
Home Entertainment
Digital	34.3	84.2	(49.9)	(59.3)%
Packaged Media	0.5	0.3	0.2	66.7%
Total Home Entertainment	34.8	84.5	(49.7)	(58.8)%
Other	19.0	14.0	5.0	35.7%
	$416.6	$393.9	$22.7	5.8%

The primary component of Television Production revenue is domestic television revenue. Domestic television revenue increased in the three months ended September 30, 2024 due to an increase of approximately $91.3 million for revenues from eOne in the current quarter, and an increase of $27.1 million from the licensing of Starz original series to Starz Networks, partially offset by a decrease from reality television programs and other third-party domestic television revenue.

International revenue in the three months ended September 30, 2024 decreased $23.9 million, or 32.5% as compared to the three months ended September 30, 2023 due to a decrease of $15.0 million from revenues from the licensing of Starz original series to Starz Networks, and lower third-party revenue of approximately $10.2 million.

Home entertainment revenue in the three months ended September 30, 2024 decreased $49.7 million due to decreased third-party digital media revenues, and in particular, digital media revenue in the prior year's quarter for The Continental, partially offset by increased revenue from the licensing of Starz original series to Starz Networks.
Other revenue increased $5.0 million in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, and primarily reflects revenue of 3 Arts Entertainment, which is generated from commissions and executive producer fees earned related to talent management.
Direct Operating Expense. Direct operating expense of the Television Production segment in the three months ended September 30, 2024 increased $59.3 million, or 19.3%, due to the increase in Television Production revenues. Direct operating expenses as a percentage of television production revenue increased primarily due to the mix of titles generating revenue in the current quarter as compared to the prior year's quarter, and in particular, the prior year's quarter included significant revenue from The Continental which has a lower amortization rate as compared to the current quarter.
Gross Contribution. Gross contribution of the Television Production segment for the three months ended September 30, 2024 decreased as compared to the three months ended September 30, 2023, due to lower television production revenue and higher direct operating expenses as a percentage of television production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment increased $2.7 million, or 18.9%. Television Production general and administrative expenses for the three months ended September 30, 2024 included $5.0 million from eOne.

LIONSGATE STUDIOS CORP.
Six Months Ended September 30, 2024 Compared to Six Months Ended September 30, 2023
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the six months ended September 30, 2024 and 2023. Due to the acquisition of eOne, the six months ended September 30, 2024 includes the results of operations of eOne (acquired December 27, 2023), see Note 3 to our unaudited condensed consolidated financial statements for further details.

	Six Months Ended
	September 30,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Revenues
Studio Business
Motion Picture (1)	$754.0	$802.5	$(48.5)	(6.0)%
Television Production (2)	658.0	612.4	45.6	7.4%
Total revenues	1,412.0	1,414.9	(2.9)	(0.2)%
Expenses:
Direct operating	983.8	872.5	111.3	12.8%
Distribution and marketing	226.6	236.9	(10.3)	(4.3)%
General and administration	177.0	175.5	1.5	0.9%
Depreciation and amortization	8.8	8.0	0.8	10.0%
Restructuring and other	34.9	9.0	25.9	287.8%
Total expenses	1,431.1	1,301.9	129.2	9.9%
Operating income (loss)	(19.1)	113.0	(132.1)	(116.9)%
Interest expense	(121.6)	(101.6)	(20.0)	19.7%
Interest and other income	8.4	5.1	3.3	64.7%
Other expense	(15.2)	(13.7)	(1.5)	10.9%
Loss on extinguishment of debt	(1.5)	—	(1.5)	n/a
Loss on investments, net	—	(1.7)	1.7	(100.0)%
Equity interests income	0.8	1.5	(0.7)	nm
Income (loss) before income taxes	(148.2)	2.6	(150.8)	nm
Income tax provision	(10.1)	(10.4)	0.3	(2.9)%
Net loss	(158.3)	(7.8)	(150.5)	nm
Less: Net loss attributable to noncontrolling interests	1.5	2.5	(1.0)	(40.0)%
Net loss attributable to Lionsgate Studios Corp. shareholders	$(156.8)	$(5.3)	$(151.5)	nm
_______________________
nm - Percentage not meaningful.
(1)Motion Picture revenues for the six months ended September 30, 2024 and 2023, includes $136.3 million and $77.1 million, respectively, of revenues from licensing Motion Picture segment product to the Starz Business.
(2)Television Production revenues for the six months ended September 30, 2024 and 2023, includes $189.4 million and $211.3 million, respectively, of revenues from licensing Television Production segment product to the Starz Business.
Revenues. Consolidated revenues decreased $2.9 million in the six months ended September 30, 2024 reflecting decreased revenue in the Motion Picture segment, offset by increased revenue in the Television Production segment.

LIONSGATE STUDIOS CORP.
Motion Picture revenue decreased $48.5 million due to lower home entertainment and theatrical revenue, primarily due to revenue in the prior year's period from John Wick: Chapter 4, partially offset by increased international and television revenue. Motion Picture revenues for the six months ended September 30, 2024 included approximately $40.4 million of revenues from eOne Motion Picture revenue included $136.3 million of revenue from licensing Motion Picture segment product to the Starz Business, representing an increase of $59.2 million from the six months ended September 30, 2023.
Television Production revenue increased $45.6 million due to the inclusion of revenue from eOne of $187.9 million, offset by lower home entertainment digital and international revenue. Television Production revenue included $189.4 million of revenue from licensing Television Production segment product to the Starz Business, representing a decrease of $21.9 million from the six months ended September 30, 2023.
See further discussion in the Segment Results of Operations section below.
Direct Operating Expenses. Direct operating expenses by segment were as follows for the six months ended September 30, 2024 and 2023:

	Six Months Ended September 30,
	2024		2023		Change
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Motion Picture	$405.9	53.8%	$389.3	48.5%	$16.6	4.3%
Television Production	569.5	86.6	482.8	78.8	86.7	18.0%
Other	8.4	nm	0.4	nm	8.0	nm
	$983.8	69.7%	$872.5	61.7%	$111.3	12.8%
_______________________
nm - Percentage not meaningful.
Direct operating expenses increased in the six months ended September 30, 2024, due to higher direct operating expenses of the Television Production segment due to increased revenues from Television Production and higher direct operating expenses as a percentage of revenue of the Motion Picture segment driven by the performance and costs of the titles released in the quarter, in particular, Borderlands, which resulted in higher direct operating cost in relation to revenue. See further discussion in the Segment Results of Operations section below.

Other. Other direct operating expense in the six months ended September 30, 2024 includes rent cost for production facilities that were unutilized as a result of the industry strikes amounting to $10.5 million, which was not allocated to the segments, and is included in direct operating expense. In addition, other direct operating expense in the six months ended September 30, 2024 and 2023 includes COVID related charges, if any, net of insurance recoveries.
Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the six months ended September 30, 2024 and 2023:

	Six Months Ended September 30,
	2024	2023	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Motion Picture	$208.1	$220.3	$(12.2)	(5.5)%
Television Production	18.5	16.6	1.9	11.4%
	$226.6	$236.9	$(10.3)	(4.3)%
U.S. theatrical P&A and Premium VOD expense included in Motion Picture distribution and marketing expense	$142.0	$149.9	$(7.9)	(5.3)%

Distribution and marketing expenses decreased in the six months ended September 30, 2024 and primarily reflects lower Motion Picture theatrical P&A and Premium VOD expense associated with the theatrical slate releases in the current period. See further discussion in the Segment Results of Operations section below.

LIONSGATE STUDIOS CORP.
General and Administrative Expenses. General and administrative expenses by segment were as follows for the six months ended September 30, 2024 and 2023:

	Six Months Ended
	September 30,				Change
	2024	% of Revenues	2023	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Picture	$51.3		$56.1		$(4.8)	(8.6)%
Television Production	34.8		27.0		7.8	28.9%
Corporate allocations from Lionsgate, excluding allocation of share-based compensation expense	59.2		51.0		8.2	16.1%
Share-based compensation expense	27.9		29.0		(1.1)	(3.8)%
Purchase accounting and related adjustments	3.8		12.4		(8.6)	(69.4)%
Total general and administrative expenses	$177.0	12.5%	$175.5	12.4%	$1.5	0.9%

General and administrative expenses increased in the six months ended September 30, 2024, resulting from increased Television Production and corporate general and administrative expenses, partially offset by decreased purchase accounting and related adjustments, Motion Picture general and administrative expenses and share-based compensation expense. Studio Business general and administrative expenses for the six months ended September 30, 2024 included approximately $13.0 million from eOne. See further discussion in the Segment Results of Operations section below.
As discussed in Components of Results of Operations, following the Separation, the Shared Services Agreement facilitates the allocation of substantially all corporate general and administrative expenses to the Company. For periods prior to the Separation, the Company has been allocated a portion of Lionsgate’s total corporate expenses which are included in general and administrative expenses. Corporate general and administrative expenses increased approximately $8.2 million, or 16.1%, primarily due to approximately $6.0 million of corporate general and administrative expenses from eOne.
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

	Six Months Ended
	September 30,
	2024	2023
	(Amounts in millions)
Share-based compensation is comprised of:
Studio employee share-based compensation expense	$17.0	$21.4
Allocation of Lionsgate corporate and shared employee share-based compensation expense	10.9	7.6
Total share-based compensation included in general and administrative expense	27.9	29.0
Restructuring and other(1)	4.6	0.5
Total share-based compensation expense	$32.5	$29.5
_______________________
(1)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.
Purchase accounting and related adjustments include the expense associated with the noncontrolling equity interests in the distributable earnings related to 3 Arts Entertainment, and the non-cash charge for the amortization of the recoupable portion of the purchase price related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense. The noncontrolling equity interests in the distributable earnings of 3 Arts Entertainment are reflected as an expense rather than noncontrolling interest in the unaudited condensed consolidated statement of operations due to the relationship to continued employment. Purchase accounting and related adjustments decreased $8.6 million, or 69.4%,

LIONSGATE STUDIOS CORP.
primarily due to lower noncontrolling equity interests in the distributable earnings related to 3 Arts Entertainment of $7.1 million associated with a lower noncontrolling interest ownership percentage as a result of our acquisition of an additional interest in 3 Arts Entertainment (see Note 10 to our unaudited condensed consolidated financial statements). In addition, purchase accounting and related adjustments decreased due to lower amortization of the recoupable portion of the purchase price of 3 Arts Entertainment of $1.3 million, due to the amortization period ending in May 2023.
Depreciation and Amortization Expense. Depreciation and amortization of $8.8 million for the six months ended September 30, 2024 increased $0.8 million from $8.0 million in the six months ended September 30, 2023.
Restructuring and Other. Restructuring and other increased $25.9 million in the six months ended September 30, 2024 as compared to the six months ended September 30, 2023, and includes restructuring and severance costs and certain transaction and other costs, when applicable. Restructuring and other costs were as follows for the six months ended September 30, 2024 and 2023 (see Note 15 to our unaudited condensed consolidated financial statements):

	Six Months Ended September 30,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Other impairments(1)	$18.5	$—	$18.5	n/a
Severance(2)	4.1	3.5	0.6	17.1%
Transaction and other costs(3)	12.3	5.5	6.8	123.6%
	$34.9	$9.0	$25.9	287.8%
_______________________
nm - Percentage not meaningful.
(1)Amounts in the six months ended September 30, 2024 include impairments of certain operating lease right-of-use and leasehold improvement assets related to the Television Production segment associated with facility leases that will no longer be utilized by the Company primarily related to the integration of eOne.
(2)Severance costs were primarily related to restructuring, acquisition integration activities and other cost-saving initiatives.
(3)Transaction and other costs in the six months ended September 30, 2024 and 2023 reflect transaction, integration and legal costs associated with certain strategic transactions, and restructuring activities and also include costs and benefits associated with legal and other matters.
Interest Expense. Interest expense of $121.6 million in the six months ended September 30, 2024 increased $20.0 million from the six months ended September 30, 2023 due to higher average interest rates and balances on variable rate corporate debt and film related obligations, partially offset by a slightly larger benefit from the interest rate swaps. The following table sets forth the components of interest expense for the six months ended September 30, 2024 and 2023:

LIONSGATE STUDIOS CORP.

	Six Months Ended
	September 30,
	2024	2023
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facility(1)	$31.5	$17.8
Term loans(1)	38.7	43.9
IP credit facilities(2)	6.0	—
Other(3)	28.7	27.0
	104.9	88.7
Amortization of debt issuance costs and other non-cash interest(4)	16.7	12.9
Total interest expense	$121.6	$101.6
_______________________
(1)Prior to the Separation, amounts reflect interest attributable to borrowings outstanding under Lionsgate’s Credit Agreement (including the revolving credit facility, term loan A and term loan B). Subsequent to the Separation, amounts reflect interest attributable to borrowings outstanding under the Company’s Intercompany Note with LGCH (see Note 7).
(2)IP credit facilities interest expense includes interest expense associated with the eOne IP Credit Facility and LG IP Credit Facility.
(3)Other interest expense includes payments associated with certain film related obligations (Production Tax Credit Facility, Film Library Facility, Backlog Facility and other, see Note 8 to our unaudited condensed consolidated financial statements), and payments and receipts associated with the Company’s interest rate swaps (see Note 18 to our unaudited condensed consolidated financial statements).
(4)Amounts include the amortization of unrealized losses in accumulated other comprehensive income (loss) related to de-designated interest rate swaps which are being amortized to interest expense (see Note 18 to our unaudited condensed consolidated financial statements).
Interest and Other Income. Interest and other income of $8.4 million for the six months ended September 30, 2024 increased as compared to interest and other income of $5.1 million for the six months ended September 30, 2023 due to higher interest income.
Other Expense. Other expense of $15.2 million for the six months ended September 30, 2024 increased as compared to other expense of $13.7 million for the six months ended September 30, 2023. The increase is primarily due to realized and unrealized foreign currency losses in the six months ended September 30, 2024, offset by a decrease in the loss recorded related to our monetization of accounts receivable programs in the six months ended September 30, 2024 as compared to the six months ended September 30, 2023 (see Note 19 to our unaudited condensed consolidated financial statements).
Loss on Extinguishment of Debt. Loss on extinguishment of debt of $1.5 million for the six months ended September 30, 2024 related to the write-off of debt issuance costs associated with the September 2024 voluntary prepayment of $355.1 million principal amount of the LGTV Term Loan B and the May 2024 voluntary prepayment of $84.9 million principal amount of the LGTV Term Loan A and $214.1 million of the LGTV Term Loan B. See Note 7 to our unaudited condensed consolidated financial statements.
There was no comparable loss on extinguishment of debt in the six months ended September 30, 2023.
Loss on Investments, net. Loss on investments, net was nil for the six months ended September 30, 2024, as compared to $1.7 million for the six months ended September 30, 2023.
Equity Interests Income. Equity interests income of $0.8 million in the six months ended September 30, 2024 compared to equity interests income of $1.5 million in the six months ended September 30, 2023 due to lower income generated by our equity method investees.

Income Tax Provision. The Company had an income tax provision of $10.1 million and an effective tax rate of (6.8)% in the six months ended September 30, 2024, compared to an income tax provision and effective tax rate of $10.4 million and 400.0%, respectively, for the six months ended September 30, 2023. Our income tax expense and effective income tax rates for

LIONSGATE STUDIOS CORP.
the six months ended September 30, 2024 and 2023 differed from the U.S. federal statutory corporate income tax rate of 21% multiplied by income (loss) before taxes due to the mix of our earnings across the various jurisdictions in which our operations are conducted, changes in valuation allowances against our deferred tax assets, certain minimum income and foreign withholding taxes, charges for interest on uncertain tax benefits, and benefits from the releases of reserves for uncertain tax benefits due to the close of audits or expirations of statutes of limitations.
Net Loss Attributable to Lionsgate Studios Corp. Shareholders Net loss attributable to our shareholders for the six months ended September 30, 2024 was $156.8 million, or basic and diluted net loss per common share of $0.56 on 280.6 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the six months ended September 30, 2023 of $5.3 million, or basic and diluted net loss per common share of $0.02 on 253.4 million weighted average common shares outstanding.
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
The following table reconciles the GAAP measure, operating income (loss), to the non-GAAP measure, total segment profit, for the six months ended September 30, 2024 and 2023. In addition, each of segment direct operating expense, distribution and marketing expense and general and administrative expense is reconciled to the respective line items presented in the GAAP-based statement of operations in the preceding section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations which discusses consolidated results of operations.

LIONSGATE STUDIOS CORP.

	Six Months Ended
	September 30,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Operating income (loss)	$(19.1)	$113.0	$(132.1)	(116.9)%
Corporate general and administrative expense allocations from Lionsgate, excluding allocation of share-based compensation expense	59.2	51.0	8.2	16.1%
Adjusted depreciation and amortization	6.7	5.2	1.5	28.8%
Restructuring and other	34.9	9.0	25.9	287.8%
COVID-19 related charges (benefit)	(2.1)	(0.4)	(1.7)	nm
Content charges	—	0.8	(0.8)	(100.0)%
Unallocated rent cost included in direct operating expense	10.5	—	10.5	n/a
Adjusted share-based compensation expense	27.9	29.0	(1.1)	(3.8)%
Purchase accounting and related adjustments	5.9	15.2	(9.3)	(61.2)%
Total segment profit	$123.9	$222.8	$(98.9)	(44.4)%
_______________________
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
The table below sets forth the revenues and segment profit by segment:

	Six Months Ended
	September 30,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Revenue
Motion Picture	$754.0	$802.5	$(48.5)	(6.0)%
Television Production	658.0	612.4	45.6	7.4%
	$1,412.0	$1,414.9	$(2.9)	(0.2)%
Segment Profit
Motion Picture	$88.7	$136.8	$(48.1)	(35.2)%
Television Production	35.2	86.0	(50.8)	(59.1)%
Total Segment Profit	$123.9	$222.8	$(98.9)	(44.4)%
See the following discussion for further detail of our individual segments.

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the six months ended September 30, 2024 and 2023:

LIONSGATE STUDIOS CORP.

	Six Months Ended
	September 30,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$754.0	$802.5	$(48.5)	(6.0)%
Expenses:
Direct operating expense	405.9	389.3	16.6	4.3%
Distribution & marketing expense	208.1	220.3	(12.2)	(5.5)%
Gross contribution	140.0	192.9	(52.9)	(27.4)%
General and administrative expenses	51.3	56.1	(4.8)	(8.6)%
Segment profit	$88.7	$136.8	$(48.1)	(35.2)%

U.S. theatrical P&A and Premium VOD expense included in distribution and marketing expense	$142.0	$149.9	$(7.9)	(5.3)%

Direct operating expense as a percentage of revenue	53.8%	48.5%

Gross contribution as a percentage of revenue	18.6%	24.0%

Revenue. The table below sets forth Motion Picture revenue by media and product category for the six months ended September 30, 2024 and 2023. Motion Picture revenues for the six months ended September 30, 2024 included approximately $40.4 million of revenues from eOne.

	Six Months Ended September 30,
	2024			2023			Total Increase (Decrease)
	Lionsgate Original Releases(1)	Other Film(2)	Total	Lionsgate Original Releases(1)	Other Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$53.5	$2.6	$56.1	$92.3	$1.8	$94.1	$(38.0)
Home Entertainment
Digital Media	172.4	82.2	254.6	246.4	93.4	339.8	(85.2)
Packaged Media	12.9	8.9	21.8	32.6	9.4	42.0	(20.2)
Total Home Entertainment	185.3	91.1	276.4	279.0	102.8	381.8	(105.4)
Television	180.7	16.0	196.7	134.3	15.0	149.3	47.4
International	176.9	39.1	216.0	139.8	20.9	160.7	55.3
Other	5.1	3.7	8.8	12.2	4.4	16.6	(7.8)
	$601.5	$152.5	$754.0	$657.6	$144.9	$802.5	$(48.5)
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

LIONSGATE STUDIOS CORP.
Theatrical revenue decreased $38.0 million in the six months ended September 30, 2024 as compared to the six months ended September 30, 2023 due to a decrease of $38.8 million from Lionsgate Original Releases due to revenue in the prior year’s period from the fiscal 2023 theatrical slate release, John Wick:Chapter 4, partially offset by increased revenue from multi-platform releases in the current period, and in particular, The Strangers: Chapter 1.
Home entertainment revenue decreased $105.4 million, or 27.6%, in the six months ended September 30, 2024, as compared to the six months ended September 30, 2023, due to lower digital media revenue of $85.2 million primarily due to decreases from Lionsgate Original Releases. Digital media revenue from Lionsgate Original Releases declined $74.0 million due to revenue in the prior year's period from our fiscal 2023 and prior theatrical slate titles, and in particular, John Wick: Chapter 4 and Jesus Revolution, which compared to lower revenue in the current period from our fiscal 2024 and prior theatrical slate titles. This decrease in digital media revenue was partially offset by increased digital media revenue in the current period from our fiscal 2025 theatrical slate title, The Ministry of Ungentlemanly Warfare. In addition, the decrease in home entertainment revenue was also due to lower packaged media revenue of $20.2 million primarily due to revenue in the prior year’s period for John Wick:Chapter 4.
Television revenue increased $47.4 million, or 31.7%, in the six months ended September 30, 2024, as compared to the six months ended September 30, 2023 due to an increase from Lionsgate Original Releases of $46.4 million due to a greater number of television windows opening in the current period for our theatrical slate titles, and higher revenue recognized for those titles, and in particular, The Hunger Games: The Ballad of Songbirds & Snakes.
International revenue increased $55.3 million, or 34.4% in the six months ended September 30, 2024, as compared to the six months ended September 30, 2023 due to an increase from Lionsgate Original Releases of $37.1 million driven by higher revenue generated from our fiscal 2025 theatrical slate, and in particular, Borderlands, as compared to our fiscal 2024 theatrical slate, and increased revenue from multi-platform releases, and in particular, The Killer's Game, offset by revenue in the prior year's period for John Wick: Chapter 4. In addition, the increase in international revenue was also due to an increase from Other Film of $18.2 million from our acquired library titles.
Direct Operating Expense. The increase in direct operating expenses is due to greater direct operating expenses as a percentage of motion picture revenue as compared to the prior year's period, driven by the change in the mix of titles and product categories generating revenue. In particular, the increase was driven by the performance and cost of the titles released in the period, including Borderlands, which had a higher amortization rate as compared to the titles released in the prior year's period. Investment in film write-downs included in Motion Picture segment direct operating expense were $18.5 million in the six months ended September 30, 2024, as compared to $27.0 million in the six months ended September 30, 2023.
Distribution and Marketing Expense. The decrease in distribution and marketing expense in the six months ended September 30, 2024 is due to lower theatrical P&A and Premium VOD expense associated with the theatrical slate releases in the current period. In the six months ended September 30, 2024 approximately $20.9 million of P&A and Premium VOD expense was incurred in advance for films to be released in subsequent quarters, compared to approximately $19.7 million in the six months ended September 30, 2023 in the Motion Picture segment.
Gross Contribution. Gross contribution of the Motion Picture segment for the six months ended September 30, 2024 decreased as compared to the six months ended September 30, 2023 due to the negative contribution of the theatrical slate titles released in the period, including Borderlands, as a result of higher direct operating expense as a percentage of revenue and lower Motion Picture revenue. These decreases in gross contribution were partially offset by lower Motion Picture distribution and marketing expense.
General and Administrative Expense. General and administrative expenses of the Motion Picture segment in the six months ended September 30, 2024 decreased $4.8 million, or 8.6%, primarily due to a decrease in incentive based compensation.

LIONSGATE STUDIOS CORP.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the six months ended September 30, 2024 and 2023:

	Six Months Ended
	September 30,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$658.0	$612.4	$45.6	7.4%
Expenses:
Direct operating expense	569.5	482.8	86.7	18.0%
Distribution & marketing expense	18.5	16.6	1.9	11.4%
Gross contribution	70.0	113.0	(43.0)	(38.1)%
General and administrative expenses	34.8	27.0	7.8	28.9%
Segment profit	$35.2	$86.0	$(50.8)	(59.1)%

Direct operating expense as a percentage of revenue	86.6%	78.8%

Gross contribution as a percentage of revenue	10.6%	18.5%
Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the six months ended September 30, 2024 and 2023. Television Production revenues for the six months ended September 30, 2024 included approximately $187.9 million of revenues from eOne.

	Six Months Ended
	September 30,		Change
	2024	2023	Amount	Percent
Television Production	(Amounts in millions)
Television	$473.2	$371.9	$101.3	27.2%
International	85.5	105.6	(20.1)	(19.0)%
Home Entertainment
Digital	53.2	96.0	(42.8)	(44.6)%
Packaged Media	1.3	0.7	0.6	85.7%
Total Home Entertainment	54.5	96.7	(42.2)	(43.6)%
Other	44.8	38.2	6.6	17.3%
	$658.0	$612.4	$45.6	7.4%

The primary component of Television Production revenue is domestic television revenue. Domestic television revenue increased in the six months ended September 30, 2024 due to an increase of approximately $157.6 million for revenues from eOne in the current period and a decrease from reality television programs and other third-party domestic television revenue.

International revenue in the six months ended September 30, 2024 decreased $20.1 million, or 19.0% as compared to the six months ended September 30, 2023 due to a decrease of $26.8 million from revenues from the licensing of Starz original series to Starz Networks, partially offset by increased third-party revenue.

Home entertainment revenue in the six months ended September 30, 2024 decreased $42.2 million, or 43.6% as compared to the six months ended September 30, 2023 due to decreased digital media revenues, and in particular, digital media revenue in the prior year's period for The Continental, partially offset by increased revenues from the licensing of Starz original series to Starz Networks.
Other revenue in the six months ended September 30, 2024 increased $6.6 million, or 17.3% from the six months ended September 30, 2023, and primarily reflects revenue of 3 Arts Entertainment, which is generated from commissions and executive producer fees earned related to talent management.

LIONSGATE STUDIOS CORP.
Direct Operating Expense. Direct operating expense of the Television Production segment in the six months ended September 30, 2024 increased $86.7 million, or 18.0%, due to the increase in Television Production revenues. Direct operating expenses as a percentage of television production revenue increased primarily due to the mix of titles generating revenue in the current period as compared to the prior year's period, and in particular, the prior year's period included significant revenue from The Continental which has a lower amortization rate as compared to the current period. There were no investment in film and television programs write-downs included in Television Production segment direct operating expense in the six months ended September 30, 2024, as compared to $5.4 million in the six months ended September 30, 2023.
Gross Contribution. Gross contribution of the Television Production segment for the six months ended September 30, 2024 decreased as compared to the six months ended September 30, 2023 due to higher direct operating expenses as a percentage of television production revenue, partially offset by increased television production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment increased $7.8 million, or 28.9%. Television Production general and administrative expenses for the six months ended September 30, 2024 included $11.0 million from eOne.

Liquidity and Capital Resources

Sources of Cash
Our liquidity and capital requirements in the six months ended September 30, 2024 were provided principally through cash generated from operations, our Intercompany Note, Intercompany Revolver, eOne IP Credit Facility, LG IP Credit Facility, our film related obligations (as further discussed below), the monetization of trade accounts receivable and prior to the Separation, Lionsgate’s Senior Credit Facilities and parent net investments. Prior to the Separation, from time to time, sources of cash also included cash generated from the Starz Business and contributed to the Studio Business through parent net investment.
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
As of September 30, 2024 we had cash and cash equivalents of $210.8 million.
Corporate Debt
Our corporate debt at September 30, 2024, excluding film related obligations discussed further below, consisted of the following:
•Intercompany Note: In connection with the Separation and Business Combination, on May 8, 2024, Lions Gate Capital Holdings LLC, a Delaware limited liability company and subsidiary of Lionsgate (“LGCH”), which is not a consolidated subsidiary of Lionsgate Studios, as lender, entered into an intercompany note and assumption agreement (the “Intercompany Note”) with Lions Gate Television Inc., a Delaware corporation and wholly owned consolidated subsidiary of the Company (“LGTV”), as borrower and assuming party.
The Intercompany Note at September 30, 2024, excluding the Intercompany Revolver and film related obligations discussed further below, consisted of the following:
•LGTV Revolver. We have a $1.1 billion revolving credit facility (with $421.5 million outstanding at September 30, 2024) due April 2026 (the “LGTV Revolver”). We maintain significant availability under our LGTV Revolver, which is currently used to meet our short-term liquidity requirements, and could also be used for longer term liquidity requirements.
•LGTV Term Loan A. We have a term loan A facility due April 2026 (the “LGTV Term Loan A”), with $314.4 million outstanding at September 30, 2024.
•LGTV Term Loan B. We have a term loan B facility due March 2025 (the “LGTV Term Loan B”, and, together with the LGTV Revolving Credit Facility and the LGTV Term Loan A, the “Intercompany Note”), with $250.0 million outstanding at September 30, 2024.

LIONSGATE STUDIOS CORP.
•Intercompany Revolver: In connection with the Separation and Business Combination, on May 13, 2024, LGAC International LLC, a Delaware limited liability company and wholly owned consolidated subsidiary of the Company (“LGAC International”) and Lions Gate Capital Holdings 1, Inc., a Delaware corporation and subsidiary of Lionsgate (“LGCH1”) entered into a revolving credit agreement (the “Intercompany Revolver”), pursuant to which LGAC International and LGCH1 agreed to make revolving loans to each other from time to time provided that the net amount owing by one party to the other at any particular time may not exceed $150.0 million. There was $80.4 million outstanding and due to LGCH1 at September 30, 2024. The Intercompany Revolver will, among other things, terminate in connection with a full separation of the entities.
•eOne IP Credit Facility: In July 2024, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the "eOne IP Credit Facility") based on and secured by the Company’s intellectual property rights primarily associated with certain titles acquired as part of the eOne acquisition. The maximum principal amount of the eOne IP Credit Facility is $340.0 million, subject to the amount of collateral available, which is based on the valuation of unsold rights from the libraries, with $340.0 million outstanding as of September 30, 2024. The eOne IP Credit Facility matures on July 3, 2029.
•LG IP Credit Facility: In September 2024, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the "LG IP Credit Facility") based on and secured by the Company’s intellectual property rights primarily associated with certain titles. The maximum principal amount of the LG IP Credit Facility is $455.0 million, subject to the amount of collateral available, which is based on the valuation of unsold rights from the libraries, with $455.0 million outstanding as of September 30, 2024. The LG IP Credit Facility matures on September 30, 2029.
•Lionsgate Exchange Notes and Existing Notes: As discussed in Note 7 to our unaudited condensed consolidated financial statements, on May 8, 2024, LGCH1, an indirect, wholly-owned subsidiary of Lionsgate, which is not a consolidated subsidiary of Lionsgate Studios, issued $389.9 million aggregate principal amount of the 5.5% senior notes due 2029 (the “Exchange Notes”). The Exchange Notes were exchanged by Lionsgate for an equivalent amount of Lionsgate’s existing 5.5% senior notes due 2029 (the “Existing Notes”). The Exchange Notes initially bear interest at 5.5% annually and mature April 15, 2029, with the interest rate increasing to 6.0% and the maturity date extending to April 15, 2030 effective upon completion of the separation of the Starz Business from the Studio Business. Lionsgate may redeem the Exchange Notes, in whole at any time, or in part from time to time, prior to or on and after the Separation Closing Date, as defined in the indenture governing the Exchange Notes, at certain specified redemption prices set forth in the indenture governing the Exchange Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date.
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
See Note 7 to our unaudited condensed consolidated financial statements for a discussion of our corporate debt.

Film Related Obligations
We utilize our film related obligations to fund our film and television productions. Our film related obligations at September 30, 2024 include the following:
•Production Loans: Production loans represent individual and multi-title loans for the production of film and television programs that we produce. The majority of the Company’s production loans have contractual repayment dates either at or near the expected completion or release dates, with the exception of certain loans containing repayment dates on a longer term basis. At September 30, 2024, there was $1,244.8 million outstanding of production loans.
•Production Tax Credit Facility: We have a $260.0 million non-recourse senior secured revolving credit facility due January 2025 based on collateral consisting solely of certain of the Company’s tax credit receivables (the “Production Tax Credit Facility”). As of September 30, 2024, tax credit receivables amounting to $344.2 million represented collateral related to the Production Tax Credit Facility. Cash collections from the underlying collateral (tax credit receivables) are used to repay the Production Tax Credit Facility. At September 30, 2024 there was $260.0 million outstanding under the Production Tax Credit Facility.
•Film Library Facility: In July 2021, as amended in September 2022, certain of our subsidiaries entered into a senior secured amortizing term credit facility due July 2027 (the “Film Library Facility”) based on the collateral consisting solely

LIONSGATE STUDIOS CORP.
of certain of our rights in certain acquired library titles, including the Spyglass and other recently acquired libraries. The maximum principal amount of the Film Library Facility is $161.9 million, subject to the amount of collateral available, which is based on the valuation of cash flows from the libraries. At September 30, 2024 there was $94.2 million, outstanding under the Film Library Facility.
•Backlog Facility and Other:
◦Backlog Facility. In March 2022, as amended in August 2022, certain subsidiaries of the Company entered into a committed secured revolving credit facility (the “Backlog Facility”) based on collateral consisting solely of certain of the Company’s fixed fee or minimum guarantee contracts where cash will be received in the future. The maximum principal amount of the Backlog Facility is $175.0 million, subject to the amount of eligible collateral contributed to the facility. The Backlog Facility revolving period finishes on May 16, 2025, at which point cash collections from the underlying collateral is used to repay the facility. The facility maturity date is up to two years and 90 days after the revolving period ends, currently August 14, 2027. As of September 30, 2024 there was $160.2 million outstanding under the Backlog Facility.

◦Other. The Company has other loans which are secured by accounts receivable and contracted receivables which are not yet recognized as revenue under certain licensing agreements. Outstanding loan balances under these “other” loans must be repaid with any cash collections from the underlying collateral if and when received by the Company, and may be voluntarily repaid at any time without prepayment penalty fees. As of September 30, 2024, there was $113.0 million outstanding under the "other" loans, of which $55.1 million has a contractual repayment date in July 2025 and $57.9 million has a contractual repayment date in April 2027. As of September 30, 2024, accounts receivable amounting to $72.7 million and contracted receivables not yet reflected as accounts receivable on the balance sheet at September 30, 2024 amounting to $65.6 million represented collateral related to the “other” loans.

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
In addition, the Company has a redeemable noncontrolling interest balance of $99.7 million as of September 30, 2024, related to its acquisition of a controlling interest, consisting of a limited liability company interest in 3 Arts Entertainment, which may require the use of cash in the event the holders of the noncontrolling interests require the Company to repurchase their interests (see Note 10 to our unaudited condensed consolidated financial statements).
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

LIONSGATE STUDIOS CORP.
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
However, we currently believe that cash flow from operations, cash on hand, Intercompany Note availability, Intercompany Revolver availability, the monetization of trade accounts receivable, tax-efficient financing, the availability from other financing obligations and available production or intellectual property financing, will be adequate to meet known operational cash and debt service (i.e. principal and interest payments) requirements for the next 12 months and beyond, including the funding of future film and television production and theatrical and home entertainment release schedules, and future equity method or other investment funding requirements. We monitor our cash flow liquidity, availability, fixed charge coverage, capital base, film spending and leverage ratios with the long-term goal of maintaining our credit worthiness.
Our current financing strategy is to fund operations and to leverage investment in films and television programs in the short-term and long-term, through our cash flow from operations, our revolving credit facility, eOne IP Credit Facility, LG IP Credit Facility, production loans, government incentive programs, the monetization of trade accounts receivable, our Production Tax Credit Facility, our Film Library Facility, our Backlog Facility, and other obligations. In addition, we may acquire businesses or assets, including individual films or libraries that are complementary to our business. Any such transaction could be financed through our cash flow from operations, credit facilities, equity or debt financing. If additional financing beyond our existing cash flows from operations and credit facilities cannot fund such transactions, there is no assurance that such financing will be available on terms acceptable to us. Our ability to obtain any additional financing will depend on, among other things, our business plans, operating performance, the condition of the capital markets at the time we seek financing, and short and long-term debt ratings assigned by independent rating agencies. Additionally, circumstances related to inflation and rising interest rates and bank failures has caused disruption in the capital markets, which could make financing more difficult and/or expensive, and we may not be able to obtain such financing. We may also dispose of businesses or assets, including individual films or libraries, and use the net proceeds from such dispositions to fund operations or such acquisitions, or to repay debt.

LIONSGATE STUDIOS CORP.
Material Cash Requirements from Known Contractual and Other Obligations. Our material cash requirements from known contractual and other obligations primarily relate to our Intercompany Note and film related obligations. The following table sets forth our significant contractual and other obligations as of September 30, 2024 and the estimated timing of payment:

	Total	Next 12 Months	Beyond 12 Months
	(Amounts in millions)
Future annual repayment of debt and other obligations recorded as of September 30, 2024 (on-balance sheet arrangements)
Corporate debt:
Intercompany Revolver(1)	$80.4	$80.4	$—
Intercompany Note(1)
LGTV Revolver	421.5	—	421.5
LGTV Term Loan A	314.4	44.5	269.9
LGTV Term Loan B	250.0	250.0	—
eOne IP Credit Facility(1)	340.0	34.0	306.0
LG IP Credit Facility(1)	455.0	34.1	420.9
Film related obligations(2)	1,863.1	1,634.7	228.4
Content related payables(3)	45.3	37.0	8.3
Operating lease obligations	350.0	46.3	303.7
	4,119.7	2,161.0	1,958.7
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film related obligations commitments(4)	274.2	167.2	107.0
Interest payments(5)	307.0	125.9	181.1
Other contractual obligations	451.8	94.2	357.6
	1,033.0	387.3	645.7
Total future repayment of debt and other commitments under contractual obligations (6)	$5,152.7	$2,548.3	$2,604.4

(1)See Note 7 to our unaudited condensed consolidated financial statements for further information on our corporate debt.
(2)See Note 8 to our unaudited condensed consolidated financial statements for further information on our film related obligations.
(3)Content related payables include minimum guarantees included on our consolidated balance sheet, which represent amounts payable for film or television rights that we have acquired or licensed.
(4)Film related obligations commitments include distribution and marketing commitments, minimum guarantee commitments, and production loan commitments not reflected on the consolidated balance sheets as they did not then meet the criteria for recognition.
(5)Includes cash interest payments on our Intercompany Note, eOne IP Credit Facility, LG IP Credit Facility, and film related obligations, based on the applicable SOFR interest rates at September 30, 2024, net of payments and receipts from the Company’s interest rate swaps, and excluding the interest payments on the revolving credit facility as future amounts are not fixed or determinable due to fluctuating balances and interest rates.
(6)Not included in the amounts above are $93.2 million included in other liabilities-non current representing the compensatory portion of 3 Arts Entertainment noncontrolling interest and $99.7 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 10 to our unaudited condensed consolidated financial statements).
For additional details of contingencies, see Note 17 to our unaudited condensed consolidated financial statements.

LIONSGATE STUDIOS CORP.

Post Completion of the Starz Separation of the Restructuring of Corporate Debt
In connection with Lionsgate’s planned separation of Lionsgate Studios Corp. and the Starz Business (the “Starz Separation”), we anticipate that the LGTV Revolver, LGTV Term Loan A and LGTV Term Loan B will be terminated. Additionally, upon completion of the Starz Separation, the Exchange Notes are expected to become obligations of the Company, while the Existing Notes, amounting to $325.1 million will remain obligations of the Starz Business. Our ability to fund our operations and capital needs depends upon our ability to generate ongoing cash from operations and our access to the capital markets.
We further anticipate the Company will enter into new revolving credit and asset backed facilities with an aggregate principal amount sufficient to repay the then current outstanding principal balances of the LGTV Revolver, LGTV Term Loan A and LGTV Term Loan B. Interest rates on borrowings are expected to be based on prevailing market interest rates for borrowers of a similar size and credit rating as us, which we currently estimate to be more than our current rates on the existing LGTV Revolver, LGTV Term Loan A and LGTV Term Loan B. However, there can be no assurance we can obtain financing at these rates which will depend on a number of factors including the market conditions at the time. The amounts to be refinanced prior to or at the time of the completion of the Starz Separation will differ from amounts outstanding as of September 30, 2024 and depending on the market conditions and cash levels at the Company at the time of the completion of the Starz Separation, the Company could borrow more than or less than the amounts outstanding under our existing debt arrangements.
We expect the new facilities to include customary events of default and affirmative and negative covenants as well as a maintenance covenants.
A final determination regarding our debt and capital structure and the debt and capital structure of the Starz Business has not yet been made. Our ability to obtain financing and the terms and amounts of such financing will depend on, among other things, our business plans, operating performance, the condition of capital markets at the time we seek financing, and short and long-term debt ratings assigned by independent rating agencies.

Discussion of Operating, Investing, Financing Cash Flows
Cash, cash equivalents and restricted cash decreased by $66.3 million for the six months ended September 30, 2024 and decreased by $32.7 million for the six months ended September 30, 2023, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows provided by (used in) operating activities for the six months ended September 30, 2024 and 2023 were as follows:

	Six Months Ended September 30,
	2024	2023	Net Change
	(Amounts in millions)

Net Cash Flows Provided By (Used In) Operating Activities	$(199.7)	$273.5	$(473.2)

Cash flows used in operating activities for the six months ended September 30, 2024 were $199.7 million compared to cash flows provided by operating activities of $273.5 million for the six months ended September 30, 2023.
The decrease in cash provided by operating activities is due to greater cash used in changes in operating assets and liabilities of $439.0 million. The decrease in cash provided by changes in operating assets and liabilities was driven by higher cash used for investment in film and television programs, decreases in participations and residuals, and greater decreases in accounts payable and accrued liabilities, partially offset by greater proceeds from decreases in accounts receivable, net, and increases in deferred revenue.

LIONSGATE STUDIOS CORP.
Investing Activities. Cash flows used in investing activities for the six months ended September 30, 2024 and 2023 were as follows:

	Six Months Ended September 30,
	2024	2023
	(Amounts in millions)
Investing Activities:
Net proceeds from purchase price adjustments for eOne acquisition (see Note 3)	$12.0	$—
Proceeds from the sale of other investments	—	0.2
Investment in equity method investees and other	(2.0)	(11.3)
Acquisition of assets (film library and related assets)	(35.0)	—
Other	—	6.5
Capital expenditures	(8.6)	(3.5)
Net Cash Flows Used In Investing Activities	$(33.6)	$(8.1)
Cash flows used in investing activities were $33.6 million for the six months ended September 30, 2024 compared to cash flows used in investing activities of $8.1 million for the six months ended September 30, 2023, primarily due to cash used for the acquisition of a film library and related assets, partially offset by proceeds from the settlement of certain working capital items pursuant to the Purchase Agreement for eOne in the current period.
Financing Activities. Cash flows provided by (used in) financing activities for the six months ended September 30, 2024 and 2023 were as follows:

	Six Months Ended September 30,
	2024	2023
	(Amounts in millions)
Financing Activities:
Debt- borrowings	$2,537.4	$1,084.5
Debt- repurchases and repayments	(2,448.8)	(1,104.1)
Net proceeds from (repayments and repurchases of) debt	88.6	(19.6)

Film related obligations- borrowings	1,152.6	813.9
Film related obligations- repayments	(1,236.0)	(1,028.0)
Net proceeds from (repayments of) film related obligations	(83.4)	(214.1)

Net cash proceeds from the Business Combination and related transactions	283.1	—
Parent net investment	(94.6)	(63.2)
Other financing activities	(26.7)	(1.2)
Net Cash Flows Provided By (Used In) Financing Activities	$167.0	$(298.1)

Cash flows provided by financing activities were $167.0 million for the six months ended September 30, 2024 compared to cash flows used in financing activities of $298.1 million for the six months ended September 30, 2023. Parent net investment reflects the net funding provided to or distributions received from the Starz Business prior to the Separation.
Cash flows provided by financing activities for the six months ended September 30, 2024 primarily reflects the net proceeds from the Business Combination and related transaction of $283.1 million and net proceeds from debt of $88.6 million, which was partially offset by net film related obligations repayments of $83.4 million, and cash used for other financing activities of $26.7 million. Net proceeds from debt of $88.6 million in the six months ended September 30, 2024 included the below transactions, along with required repayments on our term loans and borrowings and repayments under our revolving credit facility for working capital purposes:
•In May 2024, we used the proceeds from the Business Combination to prepay $84.9 million principal amount of the LGTV Term Loan A and $214.1 million of the LGTV Term Loan B.

•In July 2024 and September 2024, we borrowed $340.0 million under the eOne IP Credit Facility and $455.0 million under the LG IP Credit Facility, respectively.
•In September 2024, we used the proceeds from the LG IP Credit Facility to prepay $355.1 million principal amount of the LGTV Term Loan B.
Cash flows used in parent net investment for the six months ended September 30, 2024 of $94.6 million consists of cash pooling and general financing activities and funding to the Starz Business to settle amounts due from the Starz Business related to the Company’s licensing arrangements with the Starz Business prior to the Separation.
Cash flows used in financing activities for the six months ended September 30, 2023 primarily reflects net film related obligations repayments of $214.1 million due to net repayments under production loans and the Production Tax Credit Facility of $153.7 million and net repayments under the Backlog Facility, Film Library Facility and other of $60.4 million. In addition, net cash flows used in financing activities includes net debt repayments of $19.6 million due to required repayments on our term loans and payments for other financing activities of $1.2 million.
Cash flows used in parent net investment for the six months ended September 30, 2023 of $63.2 million consists of cash pooling and general financing activities and funding to the Starz Business to settle amounts due from the Starz Business related to the Company’s licensing arrangements with the Starz Business.
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
Certain of our borrowings, primarily borrowings under our Intercompany Note, eOne IP Credit Facility, LG IP Credit Facility, and our film related obligations, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the LGTV Revolver and LGTV Term Loan A is a percentage per annum equal to SOFR plus 0.10% plus 1.75% margin. The applicable margin with respect to loans under our LGTV Term Loan B is a percentage per annum equal to SOFR plus 0.10% plus 2.25% margin. Advances under the eOne Credit Facility and LG IP Credit Facility bear interest at a rate equal to Term SOFR plus 2.25% per annum. Assuming the LGTV Revolver is drawn up to its maximum borrowing capacity of $1.1 billion, based on the applicable SOFR in effect as of September 30, 2024, each quarter point change in interest rates would result in a $1.3 million change in annual net interest expense on the LGTV Revolver, LGTV Term Loan A, LGTV Term Loan B, eOne IP Credit Facility, LG IP Credit Facility, and interest rate swap agreements.
The variable interest film related obligations (which includes our production loans, Production Tax Credit Facility, Film Library Facility, Backlog Facility and other) incur primarily SOFR-based interest, with applicable margins ranging from 0.25% to 3.25% per annum. A quarter point increase of the interest rates on the variable interest film related obligations would result in $3.1 million in additional costs capitalized to the respective film or television asset for production loans (based on the outstanding principal amount of such loans), and a $1.6 million change in annual net interest expense (based on the outstanding principal amount of such loans, and assuming the Production Tax Credit Facility and Backlog Facility are utilized up to their maximum capacity of $260.0 million and $175.0 million, respectively).
The following table presents information about our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments, or the cash flows associated with the notional amounts of interest rate derivative instruments, and related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of September 30, 2024:

	Six Months Ending March 31,	Year Ending March 31,						Fair Value
	2025	2026	2027	2028	2029	Thereafter	Total	September 30, 2024
		(Amounts in millions)
Variable Rates:
Intercompany Revolver(1)	$80.4	$—		$—	$—	$—	$80.4	$80.4
Average Interest Rate	6.70%	—	—	—	—	—
LGTV Revolving Credit Facility(1)	—	—	421.5	—	—	—	421.5	421.5
Average Interest Rate	—	—	6.70%	—	—	—
LGTV Term Loan A(1)	22.2	44.5	247.7	—	—	—	314.4	312.9
Average Interest Rate	6.70%	6.70%	6.70%	—	—	—
LGTV Term Loan B(1)	250.0	—	—	—	—	—	250.0	249.7
Average Interest Rate	7.20%	—	—	—	—	—
eOne IP Credit Facility(1)	17.0	34.0	34.0	34.0	34.0	187.0	340.0	340.0
Average Interest Rate	7.10%	7.10%	7.10%	7.10%	7.10%	7.10%
LG IP Credit Facility(1)	11.4	45.5	45.5	45.5	45.5	261.6	455.0	455.0
Average Interest Rate	7.10%	7.10%	7.10%	7.10%	7.10%	7.10%
Film related obligations(2)	896.5	910.4	3.1	62.2	—	—	1,872.2	1,872.2
Average Interest Rate	6.40%	5.80%	7.17%	6.10%	—	—
Fixed Rates:
Interest Rate Swaps(3)
Variable to fixed notional amount	1,700.0	—	220.0	—	—	—	1,920.0	12.2
(1)The effective interest rate in the table above is before the impact of interest rate swaps.
(2)Represents amounts outstanding under film related obligations (i.e., production loans, Production Tax Credit Facility, Backlog Facility and other, and Film Library Facility), actual amounts outstanding and the timing of expected future repayments may vary in the future (see Note 8 to our unaudited condensed consolidated financial statements for further information).
(3)Represents interest rate swap agreements on certain of our SOFR-based floating-rate debt with fixed rates paid ranging from 2.723% to 4.045% with maturities in March 2025, August 2026 and September 2026. See Note 18 to our unaudited condensed consolidated financial statements.

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

As of September 30, 2024, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting
On December 27, 2023, we purchased all of the issued and outstanding equity interests of the companies constituting the Entertainment One television and film (“eOne”) business and, as a result, we have begun integrating the processes, systems and controls relating to eOne into our existing system of internal control over financial reporting in accordance with our integration plans. As required by Rule 13a-15(d) of the Exchange Act, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated whether any changes occurred to the Company’s internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, such control. Based on that evaluation, except for the processes, systems and controls relating to the integration of eOne, there has been no such change during the quarter ended September 30, 2024.

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

Item 1A.  Risk Factors.

There were no material changes to the risk factors previously reported in the section entitled “Risk Factors” in our prospectus filed with the SEC on October 28, 2024.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
3.1x	Articles
3.2x	Notice of Articles
10.40*	Employment Agreement, dated August 8, 2024, between Lions Gate Entertainment Corp. and Jon Feltheimer	8-K	10.1	8/14/2024
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1xx	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101x	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity (Deficit), (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104x	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (formatted as Inline XBRL and contained in Exhibit 101).
__________________________

*	Management contract or compensatory plan or arrangement.
x	Filed herewith
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

LIONSGATE STUDIOS CORP.
	By:	/s/ JAMES W. BARGE
		Name:	James W. Barge
DATE: November 12, 2024		Title:	Duly Authorized Officer and Chief Financial Officer