Form 10-Q
period 2024-12-31
Lionsgate Studios Corp.
filed 2025-02-10
CIK 2006191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________
Form 10-Q
____________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at February 3, 2025
Common Shares, no par value per share	288,681,224 shares

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those discussed under the section titled “Risk Factors” found in our prospectus filed with the Securities and Exchange Commission (the “SEC”) on October 28, 2024, as supplemented (the "Prospectus"), which risk factors are incorporated herein by reference, as updated by any update to the risk factors found under Part II, Item 1A. "Risk Factors" herein. These risk factors should not be construed as exhaustive and should be read with the other cautionary statements and information in the Prospectus and this report.

We caution you that forward-looking statements made in this report or anywhere else are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially and adversely from those made in or suggested by the forward-looking statements contained in this report as a result of various important factors, including, but not limited to: statements about the ability of Lionsgate Entertainment Corp. (“Lionsgate”) to effectuate the separation of the Studio Business and the STARZ Business of Lionsgate (the “Proposed Separation”); the benefits of the Proposed Separation; the volatility of currency exchange rates; our ability to manage growth; the effects of competition on our future business; potential disruption in our employee retention as a result of the business combination; the impact of and changes in governmental regulations or the enforcement thereof, tax laws and rates, accounting guidance and similar matters in regions in which we operate or will operate in the future; international, national or local economic, social or political conditions that could adversely affect the companies and our business; the effectiveness of our internal controls and our corporate policies and procedures; changes in personnel and availability of qualified personnel; potential write-downs, write-offs, restructuring and impairment or other charges required to be taken by us subsequent to the business combination; the volatility of the market price and liquidity of our common shares; changes in our business strategy; the substantial investment of capital required to produce and market films and television series; budget overruns; limitations imposed by our intercompany financing arrangements, credit facilities and notes; unpredictability of the commercial success of our motion pictures and television programming; risks related to acquisition and integration of acquired businesses; the effects of dispositions of businesses or assets, including individual films or libraries; the cost of defending our intellectual property; technological changes and other trends affecting the entertainment industry; potential adverse reactions or changes to business or employee relationships; weakness in the global economy and financial markets, including a recession and future bank failures and general economic uncertainty; wars, terrorism and multiple international conflicts that could cause significant economic disruption and political and social instability; labor disruption or strikes; and the other risks and uncertainties discussed under “Risk Factors” found in the Prospectus, which risk factors are incorporated herein by reference, as updated by any risk factors found under Part II, Item 1A. "Risk Factors" herein. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

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

WHERE YOU CAN FIND ADDITIONAL INFORMATION
We intend to announce material information to the public through filings with the SEC, the investor relations page on our website, which is located at investors.lionsgate.com, press releases, public conference calls, and public webcasts. The information disclosed through the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels.

The information we post through these channels is not a part of this Quarterly Report on Form 10-Q. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2024	March 31, 2024
	(Amounts in millions)
ASSETS
Cash and cash equivalents	$186.2	$277.0
Accounts receivable, net	489.2	688.6
Due from Starz Business (Note 20)	176.5	33.4
Other current assets	294.0	373.1
Total current assets	1,145.9	1,372.1
Investment in films and television programs, net	2,457.4	1,929.0
Property and equipment, net	33.9	37.3
Investments	79.4	74.8
Intangible assets, net	22.0	25.7
Goodwill	808.5	811.2
Other assets	827.4	852.9
Total assets	$5,374.5	$5,103.0
LIABILITIES
Accounts payable	$251.4	$246.7
Content related payables	33.5	41.4
Other accrued liabilities	163.0	282.4
Participations and residuals	614.9	647.8
Film related obligations	1,421.2	1,393.1
Debt - short term portion	253.4	860.3
Deferred revenue	446.7	170.6
Total current liabilities	3,184.1	3,642.3
Debt	1,742.8	923.0
Participations and residuals	388.8	435.1
Film related obligations	443.2	544.9
Other liabilities	424.5	452.5
Deferred revenue	121.3	118.4
Deferred tax liabilities	19.9	13.7
Total liabilities	6,324.6	6,129.9
Commitments and contingencies (Note 17)

Redeemable noncontrolling interests	99.7	123.3

EQUITY (DEFICIT)
Common shares, no par value, unlimited authorized, 288.7 shares issued (March 31, 2024- 253.4 shares issued)	300.7	—
Accumulated deficit	(1,446.4)	(1,249.1)
Accumulated other comprehensive income	64.8	96.7
Total Lionsgate Studios Corp shareholders’ equity (deficit)	(1,080.9)	(1,152.4)
Noncontrolling interests	31.1	2.2
Total equity (deficit)	(1,049.8)	(1,150.2)
Total liabilities, redeemable noncontrolling interests and equity (deficit)	$5,374.5	$5,103.0
See accompanying notes.

LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Amounts in millions, except per share amounts)
Revenues:
Revenue	$626.0	$557.9	$1,712.3	$1,684.2
Revenue - Starz Business (Note 20)	87.8	133.7	413.5	422.1
Total revenues	$713.8	$691.6	$2,125.8	$2,106.3
Expenses:
Direct operating	457.1	433.6	1,440.9	1,306.0
Distribution and marketing	79.4	109.2	306.0	346.0
General and administration	82.4	86.0	259.4	261.6
Depreciation and amortization	4.4	3.0	13.2	11.1
Restructuring and other	40.9	52.5	75.8	61.5
Total expenses	664.2	684.3	2,095.3	1,986.2
Operating income	49.6	7.3	30.5	120.1
Interest expense	(58.5)	(55.5)	(180.1)	(157.1)
Interest and other income	3.1	1.7	11.4	6.9
Other gains (losses), net	10.1	(0.6)	(5.2)	(14.3)
Loss on extinguishment of debt	(0.3)	—	(1.8)	—
Gain on investments, net	—	4.4	—	2.7
Equity interests income	7.6	4.2	8.5	5.7
Income (loss) before income taxes	11.6	(38.5)	(136.7)	(36.0)
Income tax provision	(3.2)	(6.3)	(13.3)	(16.7)
Net income (loss)	8.4	(44.8)	(150.0)	(52.7)
Less: Net loss (income) attributable to noncontrolling interests	(2.0)	3.7	(0.4)	6.2
Net income (loss) attributable to Lionsgate Studios Corp. shareholders	$6.4	$(41.1)	$(150.4)	$(46.5)

Per share information attributable to Lionsgate Studios Corp. shareholders:
Basic net income (loss) per common share	$0.02	$(0.16)	$(0.53)	$(0.18)
Diluted net income (loss) per common share	$0.02	$(0.16)	$(0.53)	$(0.18)

Weighted average number of common shares outstanding:
Basic	288.7	253.4	283.3	253.4
Diluted	288.7	253.4	283.3	253.4
See accompanying notes.

LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Amounts in millions)
Net income (loss)	$8.4	$(44.8)	$(150.0)	$(52.7)
Foreign currency translation adjustments, net of tax	(24.5)	3.1	(12.8)	1.8
Net unrealized gain (loss) on cash flow hedges, net of tax	0.7	(23.0)	(19.1)	(6.1)
Comprehensive loss	(15.4)	(64.7)	(181.9)	(57.0)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(2.0)	3.7	(0.4)	6.2
Comprehensive loss attributable to Lionsgate Studios Corp. shareholders	$(17.4)	$(61.0)	$(182.3)	$(50.8)

See accompanying notes.

LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

	Three Months Ended
	Common Shares			Accumulated Other Comprehensive Income	Total Lionsgate Studios Corp. Equity (Deficit)	Non-controlling Interests
	Number	Amount	Accumulated Deficit			(a)	Total Equity (Deficit)
	(Amounts in millions)
Balance at September 30, 2024	288.7	$289.7	$(1,451.8)	$88.6	$(1,073.5)	$34.9	$(1,038.6)
Net income	—	—	6.4	—	6.4	2.3	8.7
Net transfers to Parent	—	—	(0.6)	—	(0.6)	—	(0.6)
Distributions to noncontrolling interests	—	—	—	—	—	(6.1)	(6.1)
Redeemable noncontrolling interests adjustments	—	—	(0.4)	—	(0.4)	—	(0.4)
Other comprehensive loss	—	—	—	(23.8)	(23.8)	—	(23.8)
Share-based compensation, Lionsgate contribution post Separation, net of required tax withholding	—	14.4	—	—	14.4	—	14.4
Issuance of LG Studios Common Shares upon Business Combination and PIPE Investments, net of issuance costs	—	(3.4)	—	—	(3.4)	—	(3.4)
Balance at December 31, 2024	288.7	$300.7	$(1,446.4)	$64.8	$(1,080.9)	$31.1	$(1,049.8)

Balance at September 30, 2023	253.4	$—	$(997.2)	$117.1	$(880.1)	$2.3	$(877.8)
Net (loss) income	—	—	(41.1)	—	(41.1)	0.3	(40.8)
Net transfers from Parent	—	—	(51.7)	—	(51.7)	—	(51.7)
Distributions to noncontrolling interests	—	—	—	—	—	(0.8)	(0.8)
Redeemable noncontrolling interests adjustments	—	—	(0.5)	—	(0.5)	—	(0.5)
Other comprehensive loss	—	—	—	(19.9)	(19.9)	—	(19.9)
Balance at December 31, 2023	253.4	$—	$(1,090.5)	$97.2	$(993.3)	$1.8	$(991.5)
_________________________
(a)Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 10).
See accompanying notes.

LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

	Nine Months Ended
	Common Shares			Parent Net Investment	Accumulated Other Comprehensive Income	Total Lionsgate Studios Corp. Equity (Deficit)	Non-controlling Interests
	Number	Amount	Accumulated Deficit				(a)	Total Equity (Deficit)
	(Amounts in millions)
Balance at March 31, 2024	—	$—	$—	$(1,249.1)	$96.7	$(1,152.4)	2.2	$(1,150.2)
Retroactive application of recapitalization	253.4	—	(1,249.1)	1,249.1	—	—	—	—
Balance at March 31, 2024, after effect of recapitalization (Note 2)	253.4	—	(1,249.1)	—	96.7	(1,152.4)	2.2	(1,150.2)
Net (loss) income	—	—	(150.5)	—	—	(150.5)	2.1	(148.4)
Net transfers to Parent	—	—	(55.8)	—	—	(55.8)	—	(55.8)
Noncontrolling interests (see Note 10)	—	—	—	—	—	—	33.6	33.6
Distributions to noncontrolling interests	—	—	—	—	—	—	(6.8)	(6.8)
Redeemable noncontrolling interests adjustments	—	—	9.0	—	—	9.0	—	9.0
Other comprehensive loss	—	—	—	—	(31.9)	(31.9)	—	(31.9)
Share-based compensation, Lionsgate contribution post Separation, net of required tax withholding	—	22.5	—	—	—	22.5	—	22.5
Issuance of LG Studios Common Shares upon Business Combination and PIPE Investments, net of issuance costs	35.3	278.2	—	—		278.2	—	278.2
Balance at December 31, 2024	288.7	$300.7	$(1,446.4)	$—	$64.8	$(1,080.9)	$31.1	$(1,049.8)

Balance at March 31, 2023	—	$—	$—	$(881.9)	$101.5	$(780.4)	$1.5	$(778.9)
Retroactive application of recapitalization	253.4	—	(881.9)	881.9	—	—	—	—
Balance at March 31, 2023, after effect of recapitalization (Note 2)	253.4	—	(881.9)	—	101.5	(780.4)	1.5	(778.9)
Net (loss) income	—	—	(46.5)	—	—	(46.5)	1.1	(45.4)
Net transfers to Parent	—	—	(90.6)	—	—	(90.6)	—	(90.6)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.8)	(0.8)
Redeemable noncontrolling interests adjustments	—	—	(71.5)	—	—	(71.5)	—	(71.5)
Other comprehensive income	—	—	—	—	(4.3)	(4.3)	—	(4.3)
Balance at December 31, 2023	253.4	$—	$(1,090.5)	$—	$97.2	$(993.3)	$1.8	$(991.5)
_________________________
(a)Excludes redeemable noncontrolling interests, which are reflected in temporary equity (see Note 10).
See accompanying notes.

LIONSGATE STUDIOS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31,
	2024	2023
	(Amounts in millions)
Operating Activities:
Net loss	$(150.0)	$(52.7)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13.2	11.1
Amortization of films and television programs	1,053.3	948.1
Content and other impairments	25.8	—
Amortization of debt financing costs and other non-cash interest	21.9	19.6
Non-cash share-based compensation	46.9	53.6
Other non-cash items	25.0	29.3
Loss on extinguishment of debt	1.8	—
Equity interests income	(8.5)	(5.7)
Gain on investments, net	—	(2.7)
Deferred income taxes	6.1	0.7
Changes in operating assets and liabilities:
Accounts receivable, net	288.1	58.3
Investment in films and television programs, net	(1,546.1)	(700.8)
Other assets	(36.2)	(14.6)
Accounts payable and accrued liabilities	(143.7)	(86.9)
Participations and residuals	(81.9)	10.1
Content related payables	(10.1)	1.7
Deferred revenue	274.6	41.3
Due from Starz Business	(143.1)	91.1
Net Cash Flows Provided By (Used In) Operating Activities	(362.9)	401.5
Investing Activities:
Net proceeds from purchase price adjustments for eOne acquisition (see Note 3)	12.0	—
Purchase of eOne, net of cash acquired (see Note 3)	—	(331.1)
Proceeds from the sale of other investments	1.5	5.2
Investment in equity method investees and other	(2.0)	(11.3)
Acquisition of assets (film library and related assets)	(35.0)	—
Increase in loans receivable	—	(3.6)
Repayment of loans receivable	0.8	—
Purchases of accounts receivables held for collateral	—	(85.6)
Receipts of accounts receivables held for collateral	—	105.7
Capital expenditures	(9.9)	(5.1)
Net Cash Flows Used In Investing Activities	(32.6)	(325.8)
Financing Activities:
Debt - borrowings, net of debt issuance costs	3,555.6	2,270.5
Debt - repurchases and repayments	(3,317.0)	(1,926.0)
Film related obligations - borrowings	1,494.9	1,072.9
Film related obligations - repayments	(1,582.3)	(1,317.7)
Purchase of noncontrolling interest	(7.4)	(0.6)
Distributions to noncontrolling interest	(6.7)	(1.7)
Parent net investment	(95.5)	(127.6)
Tax withholding required on equity awards	(18.7)	—
Proceeds from Business Combination, net	281.7	—
Net Cash Flows Provided By (Used In) Financing Activities	304.6	(30.2)
Net Change In Cash, Cash Equivalents and Restricted Cash	(90.9)	45.5
Foreign Exchange Effects on Cash, Cash Equivalents and Restricted Cash	(3.7)	0.5
Cash, Cash Equivalents and Restricted Cash - Beginning Of Period	334.4	251.4
Cash, Cash Equivalents and Restricted Cash - End Of Period	$239.8	$297.4

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
As a result of the Business Combination and additional private investments in public equities (“PIPE”) financing discussed in Note 2, former SEAC public shareholders and founders and new common equity financing investors own approximately 12.2% of LG Studios Common Shares. In addition to establishing the Studio Business as a standalone publicly-traded entity, the transaction resulted in approximately $330.0 million of gross proceeds to Lionsgate received as of December 31, 2024, including $254.3 million in PIPE financing. See Note 2 for additional information related to the Business Combination. Shortly after the closing of the Business Combination, approximately $299.0 million was used by the Company to pay down the Intercompany Note, see Note 7.

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
The unaudited condensed consolidated financial statements have been prepared in accordance with U.S.GAAP for interim financial information and the instructions to quarterly report on Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and nine months ended December 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2025. The balance sheet at March 31, 2024 has been derived from the audited combined financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the Studio Business’ audited combined financial statements and related notes for the fiscal year ended March 31, 2024 as contained in Exhibit 99.1 of Amendment No. 2 to the Current Report on Form 8-K filed on October 15, 2024 with the U.S. Securities and Exchange Commission (“SEC”).
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

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the financial statements relate to ultimate revenue and costs used for the amortization of investment in films and television programs; estimates related to the revenue recognition of sales or usage-based royalties; fair value of equity-based compensation; the allocations of costs to the Company for certain corporate and shared service functions in preparing the unaudited condensed consolidated financial statements for periods prior to the Separation on a carve-out basis; fair value of assets and liabilities for allocation of the purchase price of companies and assets acquired; income taxes including the assessment of valuation allowances for deferred tax assets; accruals for contingent liabilities; impairment assessments for investment in films and television programs, and goodwill. Actual results could differ from such estimates.
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

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The following table presents and reconciles elements of the Business Combination and related transactions to the consolidated statement of cash flows and the consolidated statement of equity (deficit) for the nine months ended December 31, 2024 (amounts in millions):

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross cash proceeds from SEAC trust account, net of redemptions (1)	$75.7
Gross cash proceeds from PIPE Investment, net of Reduction Rights exercised(2)	254.3
Total gross cash proceeds	330.0
Less: SEAC warrant exchange payment (3)	(12.5)
Less: SEAC transaction costs	(20.1)
Less: Lionsgate Studios transaction costs	(19.2)
Net proceeds from the Business Combination and related equity issuances per the condensed consolidated statement of equity (deficit)	278.2
Add: Transaction costs accrued and not paid, net of transaction costs previously paid	3.5
Net cash proceeds from the Business Combination and related equity issuances per the condensed consolidated statement of cash flows	$281.7
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
The aggregate gross proceeds from the PIPE Investment received at the Closing was $254.3 million, which amount excludes an aggregate of approximately $20.0 million that remains due from a PIPE Investor that subscribed for 2,076,843 LG Studios Common Shares pursuant to the Initial Subscription Agreements and which shares, as of December 31, 2024, are pending issuance subject to receipt of such amount.
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
As of December 31, 2024, the unaudited condensed consolidated balance sheet included assets and liabilities of CP LG totaling $72.6 million (which is primarily comprised of investment in film and television programs) and $12.3 million, respectively. The assets and liabilities of CP LG primarily consist of accounts receivable, investment in film and television programs, and participations and residuals.

eOne Acquisition
On December 27, 2023, Lionsgate and its subsidiaries, Lions Gate Entertainment Inc., a Delaware corporation (“LGEI”), and Lions Gate International Motion Pictures S.à.r.l., a Luxembourg société à responsabilité limitée (“LGIMP” and, with the Company and LGEI, collectively the “Buyers”), completed the acquisition of all of the issued and outstanding equity interests of the companies constituting the Entertainment One television and film (“eOne”) business from Hasbro, Inc., a Rhode Island corporation (“Hasbro”), pursuant to that certain Equity Purchase Agreement (the “Purchase Agreement”) dated August 3, 2023. The aggregate cash purchase price was approximately $373.1 million. The acquisition of eOne, a film and television production and distribution company, builds the Company's film and television library, strengthens the Company's scripted and unscripted television business, and continues to expand the Company's presence in Canada and the U.K.
The acquisition was accounted for under the acquisition method of accounting, with the financial results of eOne included in the Company's consolidated results from December 27, 2023.

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Allocation of Purchase Consideration. The Company has made an allocation of the purchase price of eOne to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value as follows:

(Amounts in millions)
Cash and cash equivalents	$54.1
Accounts receivable	293.2
Investment in films and television programs	370.2
Property and equipment	14.0
Intangible assets	4.0
Other assets(1)	172.4
Accounts payable and accrued liabilities	(69.3)
Content related payables	(38.8)
Participations and residuals(1)	(202.9)
Film related obligations(1)	(105.8)
Other liabilities and deferred revenue (1)	(130.9)
Fair value of net assets acquired	360.2
Goodwill	12.9
Purchase price consideration at December 31, 2024	$373.1
______________
(1) Includes current and non-current amounts.

The goodwill amount reflected in the table above arises from the opportunity for strengthening the Company’s global distribution infrastructure and enhanced positioning for motion picture and television projects and selling opportunities. The goodwill will not be amortized for financial reporting purposes, and will not be deductible for federal tax purposes. The fair value measurements were primarily based on significant inputs that are not observable in the market, such as discounted cash flow (DCF) analyses, and thus represent Level 3 fair value measurements.
Investment in films and television programs includes the fair value of completed films and television programs which have been produced by eOne or for which eOne has acquired distribution rights, as well as the fair value of films and television programs in production, pre-production and development. For investment in films and television programs, the fair value was estimated based on forecasted cash flows discounted to present value at a rate commensurate with the risk of the assets. Titles that were released less than three years prior to the acquisition date (December 27, 2023) were valued individually and will be amortized using the individual film forecast method, based on the ratio of current period revenues to management’s estimated remaining total gross revenues to be earned ("ultimate revenue"). Titles released more than three years prior to the acquisition date were valued as part of a library and will be amortized on a straight-line basis over the estimated useful life of 5 years to 10 years.
The intangible assets acquired include trade names with a weighted average estimated useful life of 5 years. The fair value of the trade names was estimated based on the present value of the hypothetical cost savings that could be realized by the owner of the trade names as a result of not having to pay a stream of royalty payments to another party. These cost savings were calculated based on a DCF analysis of the hypothetical royalty payment that a licensee would be required to pay in exchange for use of the trade names, reduced by the tax effect realized by the licensee on the royalty payments.
Other fair value adjustments were made to property and equipment and right-of-use lease assets to reflect the fair value of certain assets upon acquisition.
Deferred taxes, net of any required valuation allowance, were adjusted to record the deferred tax impact of acquisition accounting adjustments primarily related to amounts allocated to film and television programs, other intangible assets, and certain property and equipment, right-of-use lease assets, and other liabilities.
The fair value of eOne's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, participations and residuals, film related obligations and other liabilities were estimated to approximate their book values.
Pro Forma Statement of Operations Information. The following unaudited pro forma condensed consolidated statement of operations information presented below illustrates the results of operations of the Company as if the acquisition of eOne as described above occurred on April 1, 2023. The unaudited pro forma condensed consolidated financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition had

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
occurred on April 1, 2023, nor is it indicative of future results. The statement of operations information below includes the statement of operations of eOne for the nine months ended September 30, 2023 combined with the Company's statement of operations for the nine months ended December 31, 2023, respectively.

	Three Months Ended	Nine Months Ended
	December 31,	December 31,
	2023	2023
		(Amounts in millions)
Revenues	$832.5	$2,525.6
Net income (loss) attributable to Lionsgate Studios Corp.	(21.2)	(323.7)
The unaudited pro forma condensed consolidated financial information includes, where applicable, adjustments for (i) reductions in amortization expense from the fair value adjustments to investment in films and television programs, (ii) reduction in amortization expense related to acquired intangible assets, (iii) reduction in depreciation expense from the fair value of property and equipment, (iv) transaction costs and other one-time non-recurring costs, (v) increase in interest expense resulting from financing the acquisition with borrowings under the Company's revolving credit facility, (vi) elimination of intercompany activity between eOne and the Company, and (vii) associated tax-related impacts of adjustments. These pro forma adjustments are based on available information as of the date hereof and upon assumptions that the Company believes are reasonable to reflect the impact of the acquisition of eOne on the Company's historical financial information on a supplemental pro forma basis. The unaudited pro forma condensed consolidated statement of operations information does not include adjustments related to integration activities, operating efficiencies or cost savings. In addition, the unaudited pro forma condensed consolidated financial information for the nine months ended December 31, 2023 includes an impairment of goodwill and trade name of $296.2 million which was reflected in the statement of operations of eOne for the nine months ended September 30, 2023.
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

	December 31, 2024	March 31, 2024
	(Amounts in millions)
Investment in Films and Television Programs:
Released, net of accumulated amortization	$1,011.6	$992.2
Completed and not released	201.3	225.4
In progress	1,129.2	644.4
In development	115.3	67.0
Investment in films and television programs, net	$2,457.4	$1,929.0

At December 31, 2024, acquired film and television libraries have remaining unamortized costs of $245.0 million, which are monetized individually and are being amortized on a straight-line basis or the individual-film-forecast method over a weighted average remaining period of approximately 13.5 years (March 31, 2024 - unamortized costs of $223.1 million).
Amortization of investment in film and television programs was $335.5 million and $1,053.3 million for the three and nine months ended December 31, 2024, respectively, and was included in direct operating expense in the unaudited condensed consolidated statements of operations (three and nine months ended December 31, 2023 - $311.4 million and $948.1 million, respectively).

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Impairments. Investment in films and television programs includes write-downs to fair value, which are included in direct operating expense on the unaudited condensed consolidated statements of operations, and represented the following amounts by segment for the three and nine months ended December 31, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Amounts in millions)
Impairments by segment:
Included in direct operating expense(1):
Motion Picture	$0.2	$0.5	$18.8	$27.5
Television Production	0.4	1.2	0.4	6.6
Impairments not included in segment operating results(2)
Included in restructuring and other	7.3	—	6.8	—
	$7.9	$1.7	$26.0	$34.1
________________________
(1)Impairments included in direct operating expense are included in the amortization expense amounts disclosed above.
(2)Amounts in the three and nine months ended December 31, 2024 primarily represent content impairments related to the Motion Picture and Television Production segments associated with exiting local production in certain international territories. See Note 15.

5. Investments
The Company’s investments consisted of the following:

	December 31, 2024	March 31, 2024
	(Amounts in millions)
Investments in equity method investees	$69.7	$68.4
Other investments(1)	9.7	6.4
	$79.4	$74.8
______________________
(1)Other investments represents equity investments without readily determinable fair values.

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

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Goodwill

Goodwill
Changes in the carrying value of goodwill by reporting segment were as follows:

	Motion Picture	Television Production	Total
	(Amounts in millions)
Balance as of March 31, 2024	$398.6	$412.6	$811.2
Measurement period adjustments(1)	(1.7)	(1.0)	(2.7)
Balance as of December 31, 2024	$396.9	$411.6	$808.5

________________________
(1)Measurement period adjustments for the acquisition of eOne reflect a decrease to goodwill of $2.7 million resulting from an adjustment to the purchase price related to a settlement of certain working capital items of $12.0 million partially offset by a net decrease in the estimated fair value of the net assets acquired. The decrease in the estimated fair value of the net assets acquired consisted of a net decrease to accounts receivable of $5.6 million, a net decrease in investment in films and television programs of $1.6 million, net increases to content related payables of $3.4 million, participations and residuals of $1.0 million, and accrued and other liabilities of $1.9 million, partially offset by a net increase to other assets of $4.2 million.

7. Debt
Total debt of the Company, excluding film related obligations, was as follows:

	December 31, 2024	March 31, 2024
	(Amounts in millions)
Intercompany Revolver	$134.4	$—
Intercompany Note:
LGTV Revolver (1)	390.0	575.0
LGTV Term Loan A(1)	314.4	399.3
LGTV Term Loan B(1)	—	819.2
eOne IP Credit Facility	331.5	—
LG IP Credit Facility	850.0	—
Total corporate debt	2,020.3	1,793.5
Unamortized debt issuance costs	(24.1)	(10.2)
Total debt, net	1,996.2	1,783.3
Less current portion	(253.4)	(860.3)
Non-current portion of debt	$1,742.8	$923.0
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
LGTV Revolver Availability of Funds & Commitment Fee. The Company’s borrowing capacity under the LGTV Revolver is $1.1 billion, and as of December 31, 2024 there was $710.0 million available thereunder. LGTV is required to pay a quarterly commitment fee on the revolving credit facility of 0.250% to 0.375% per annum, depending on Lionsgate’s achievement of certain leverage ratios, as defined in the Lionsgate Credit Agreement.
Maturity Date:
•LGTV Revolver & LGTV Term Loan A: April 6, 2026.
•LGTV Term Loan B: In November 2024, the Company paid in full the LGTV Term Loan B which was due March 24, 2025. See the "Other Debt Transactions" section below.
Interest:
•LGTV Revolver & LGTV Term Loan A: The LGTV Revolver and LGTV Term Loan A bear interest at a rate per annum equal to SOFR plus 0.10% plus 1.75% margin (or an alternative base rate plus 0.75%), with a SOFR floor of zero. The margin is subject to potential increases of up to 50 basis points (two increases of 25 basis points each) upon certain increases to net first lien leverage ratios, as defined in the Lionsgate Credit Agreement (effective interest rate of 6.18% as of December 31, 2024, before the impact of interest rate swaps, see Note 18 for interest rate swaps).
•LGTV Term Loan B: The LGTV Term Loan B bore interest at a rate per annum equal to SOFR plus 0.10% plus 2.25% margin, with a SOFR floor of zero (or an alternative base rate plus 1.25% margin).
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
The LGTV Term Loan A also requires mandatory prepayments in the event LGCH is required to make a mandatory repayment pursuant to the terms of the Lionsgate Credit Agreement. The Lionsgate Credit Agreement requires repayment in connection with certain asset sales, subject to certain significant exceptions.
Optional Prepayment:
•LGTV Revolver & LGTV Term Loan A: The Company may voluntarily prepay the LGTV Loans at any time without premium or penalty.

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Covenants. The Intercompany Note contains representations and warranties, events of default and affirmative and negative covenants that are customary for similar financings. In addition, the Intercompany Note requires the Company observe and perform each of the covenants set forth in the Lionsgate Credit Agreement which include, among other things and subject to certain significant exceptions, restrictions on the ability to declare or pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. In addition, a net first lien leverage maintenance covenant and an interest coverage ratio maintenance covenant apply to the Lionsgate Credit Agreement and are tested quarterly by Lionsgate. These covenants and ratios are applicable to and computed for the applicable entities pursuant to the Lionsgate Credit Agreement, which includes Lionsgate subsidiaries which are not part of the Company. As of December 31, 2024, the Company and Lionsgate were in compliance with all applicable covenants.
Sale Transaction or Change of Control. LGTV is required to prepay the LGTV Loans immediately prior to or simultaneously with the closing of any Sale Transaction or Change of Control, as defined in the Intercompany Note.
eOne IP Credit Facility. In July 2024, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the "eOne IP Credit Facility") based on and secured by the Company’s intellectual property rights primarily associated with certain titles acquired as part of the eOne acquisition. The maximum principal amount of the eOne IP Credit Facility is $340.0 million, subject to the amount of collateral available, which is based on the valuation of unsold rights from the libraries. The eOne IP Credit Facility is subject to quarterly required principal payments of $8.5 million, beginning November 14, 2024, with the balance payable at maturity. Advances under the eOne IP Credit Facility bear interest at a rate equal to Term SOFR plus 2.25% per annum (effective interest rate of 6.58% as of December 31, 2024, before the impact of interest rate swaps, see Note 18 for interest rate swaps). The eOne IP Credit Facility matures on July 3, 2029.
LG IP Credit Facility. In September 2024, certain subsidiaries of the Company entered into a $455.0 million senior secured amortizing term credit facility (the "LG IP Credit Facility") based on and secured by the Company’s intellectual property rights primarily associated with certain titles. In November 2024 and December 2024, the Company closed amendments which increased the maximum principal amount of the LG IP Credit Facility to $850.0 million as of December 31, 2024, subject to the amount of collateral available, which is based on the valuation of unsold rights from the libraries. The LG IP Credit Facility is subject to quarterly required principal payments of $21.25 million, beginning February 14, 2025, with the balance payable at maturity. Advances under the LG IP Credit Facility bear interest at a rate equal to Term SOFR plus 2.25% per annum (effective interest rate of 6.58% as of December 31, 2024, before the impact of interest rate swaps, see Note 18 for interest rate swaps). The LG IP Credit Facility matures on September 30, 2029.
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
The outstanding principal balance of the Exchange Notes and Existing Notes totaled $715.0 million at December 31, 2024 and March 31, 2024.
As of December 31, 2024, Lionsgate was in compliance with all applicable covenants with respect to the Exchange Notes and the Existing Notes.

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Debt Transactions
LGTV Term Loan A and LGTV Term Loan B Prepayment. In May 2024, the Company used the proceeds from the equity issuance associated with the Business Combination (Note 2) to prepay $84.9 million principal amount of the LGTV Term Loan A and $214.1 million of the LGTV Term Loan B, together with accrued and unpaid interest thereon.
In September 2024, the Company used the proceeds from the LG IP Credit Facility to prepay $355.1 million principal amount of the LGTV Term Loan B, together with accrued and unpaid interest thereon.
In November 2024, the Company used the proceeds from the increase in the LG IP Credit Facility to pay in full the remaining $250.0 million principal amount of the LGTV Term Loan B, together with accrued and unpaid interest thereon.
Loss on Extinguishment of Debt
During the three and nine months ended December 31, 2024 and 2023, the Company recorded a loss on extinguishment of debt related to the transactions described above as summarized in the table below.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
	(Amounts in millions)
Loss on Extinguishment of Debt:
Term Loan A and Term Loan B repayment(1)	$(0.3)	$—	$(1.8)	$—
________________________
(1)See LGTV Term Loan A and LGTV Term Loan B Prepayment above.
8. Film Related Obligations

	December 31, 2024	March 31, 2024
	(Amounts in millions)
Film related obligations:
Production Loans	$1,346.0	$1,292.2
Production Tax Credit Facility	257.8	260.0
Backlog Facility and Other	179.0	287.3
Film Library Facility	87.5	109.9
Total film related obligations	1,870.3	1,949.4
Unamortized issuance costs	(5.9)	(11.4)
Total film related obligations, net	1,864.4	1,938.0
Less current portion	(1,421.2)	(1,393.1)
Total non-current film related obligations	$443.2	$544.9

Production Loans. Production loans represent individual and multi-title loans for the production of film and television programs that the Company produces. The majority of the Company’s production loans have contractual repayment dates either at or near the expected completion or release dates, with the exception of certain loans containing repayment dates on a longer term basis, and incur primarily SOFR-based interest at a weighted average rate of 5.82% (before the impact of interest rate swaps, see Note 18 for interest rate swaps). Production loans amounting to $1,212.8 million are secured by collateral which consists of the underlying rights related to the intellectual property (i.e. film or television show), and $133.2 million are unsecured.
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

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2024, the maximum principal amount of the Production Tax Credit Facility was $260.0 million, subject to the amount of collateral available, which is based on specified percentages of amounts payable to the Company by governmental authorities pursuant to the tax incentive laws of certain eligible jurisdictions that arise from the production or exploitation of motion pictures and television programming in such jurisdiction. Cash collections from the underlying collateral (tax credit receivables) are used to repay the Production Tax Credit Facility. As of December 31, 2024, tax credit receivables amounting to $353.1 million represented collateral related to the Production Tax Credit Facility. Advances under the Production Tax Credit Facility bear interest at a rate equal to SOFR plus 0.10% to 0.25% depending on the SOFR term (i.e., one, three or six months), plus 1.50% per annum or the base rate plus 0.50% per annum (effective interest rate of 5.93% at December 31, 2024). As of December 31, 2024, there was $2.2 million available under the Production Tax Credit Facility. The Production Tax Credit Facility was to mature on January 27, 2025, however in January and February 2025, the Company entered into amendments to the Production Tax Credit Facility which extended the maturity to January 27, 2028 and increased the maximum principal amount to $280.0 million, see Note 21.
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
Advances under the Film Library Facility bear interest at a rate equal to, at the Company’s option, SOFR plus 0.11% to 0.26% depending on the SOFR term (i.e., one or three months) plus 2.25% per annum (with a SOFR floor of 0.25%) or the base rate plus 1.25% per annum (effective interest rate of 6.75% at December 31, 2024). The Film Library Facility matures on July 30, 2027.
Backlog Facility and Other:
Backlog Facility. In March 2022, as amended in August 2022, certain subsidiaries of the Company entered into a committed secured revolving credit facility (the “Backlog Facility”) based on and secured by collateral consisting solely of certain of the Company’s fixed fee or minimum guarantee contracts where cash will be received in the future. The maximum principal amount of the Backlog Facility is $175.0 million, subject to the amount of eligible collateral contributed to the facility. Advances under the Backlog Facility bear interest at a rate equal to Term SOFR plus 0.10% to 0.25% depending on the SOFR term (i.e., one, three or six months), plus an applicable margin amounting to 1.15% per annum. The applicable margin is subject to a potential increase to either 1.25% or 1.50% based on the weighted average credit quality rating of the collateral contributed to the facility (effective interest rate of 5.58% at December 31, 2024). The Backlog Facility revolving period ends on May 16, 2025, at which point cash collections from the underlying collateral is used to repay the facility. The facility maturity date is up to two years, 90 days after the revolving period ends, currently August 14, 2027. As of December 31, 2024, there was $151.9 million outstanding under the Backlog Facility, and there were no amounts available under the Backlog Facility (March 31, 2024 - $175.0 million outstanding).
Other. The Company has other loans, which are secured by accounts receivable and contracted receivables which are not yet recognized as revenue under certain licensing agreements. Outstanding loan balances under these “other” loans must be repaid with any cash collections from the underlying collateral if and when received by the Company, and may be voluntarily repaid at any time without prepayment penalty fees. As of December 31, 2024, there was $27.1 million outstanding (March 31, 2024 - $112.3 million outstanding,) under the “other” loans, incurring SOFR-based interest at a weighted average rate of 5.76%, with a contractual repayment date in July 2025. As of December 31, 2024, accounts receivable amounting to $20.8 million and contracted receivables not yet reflected as accounts receivable on the balance sheet at December 31, 2024 amounting to $11.0 million represented collateral related to the "other" loans.

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Lionsgate Film Related Obligations
The Company is a guarantor under certain film related obligations of the Starz Business of Lionsgate with an outstanding principal balance of $75.8 million and nil at December 31, 2024 and March 31, 2024, respectively, with contractual maturity dates in January 2025.

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
The following table sets forth the assets and liabilities required to be carried at fair value on a recurring basis as of December 31, 2024 and March 31, 2024:

	December 31, 2024			March 31, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:	(Amounts in millions)
Forward exchange contracts (see Note 18)	$—	$1.9	$1.9	$—	$—	$—
Interest rate swaps (see Note 18)	—	0.7	0.7	—	35.6	35.6

Liabilities:
Forward exchange contracts (see Note 18)	—	—	—	—	(2.8)	(2.8)
Interest rate swaps (see Note 18)	—	—	—	—	—	—

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the carrying values and fair values of the Company’s outstanding debt and film related obligations at December 31, 2024 and March 31, 2024:

	December 31, 2024		March 31, 2024
	(Amounts in millions)
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
		(Level 2)		(Level 2)
Intercompany Revolver	$134.4	$134.4	$—	$—
LGTV Revolver	386.8	390.0	569.9	575.0
LGTV Term Loan A	313.1	313.6	396.6	397.3
LGTV Term Loan B	—	—	816.9	818.1
eOne IP Credit Facility	325.8	331.5	—	—
LG IP Credit Facility	836.0	850.0	—	—
Production Loans	1,342.3	1,346.0	1,286.2	1,292.2
Production Tax Credit Facility	257.7	257.8	258.7	260.0
Backlog Facility and Other	178.6	179.0	285.4	287.3
Film Library Facility	85.7	87.5	107.6	109.9
________________
(1)The Company measures the fair value of its outstanding debt and interest rate swaps using discounted cash flow techniques that use observable market inputs, such as SOFR-based yield curves, swap rates, and credit ratings (Level 2 measurements).

The Company’s financial instruments also include cash and cash equivalents, accounts receivable, accounts payable, content related payables, other accrued liabilities, other liabilities, and borrowings under Lionsgate’s revolving credit facility prior to the Separation, if any. The carrying values of these financial instruments approximated the fair values at December 31, 2024 and March 31, 2024.

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

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below presents the reconciliation of changes in redeemable noncontrolling interests:

	Nine Months Ended
	December 31,
	2024	2023
	(Amounts in millions)
Beginning balance	$123.3	$343.6
Net loss attributable to redeemable noncontrolling interests	(1.6)	(7.3)
Adjustments to redemption value	0.9	71.5
Cash contributions (distributions)	0.5	(1.0)
Purchase of noncontrolling interest	(23.4)	(0.6)
Ending balance	$99.7	$406.2

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

At the completion of the purchase, a portion of the noncontrolling interest continued to be considered compensatory, as it was subject to forfeiture provisions upon termination of employment under certain circumstances, and the remaining portion represented the noncontrolling interest holders' fully vested equity interest. Under the new arrangement, the holders' right to sell their interest to the Company, and the Company's right to purchase the noncontrolling interest, are based on a formula-based amount (i.e., a fixed EBITDA multiple), subject to a minimum purchase price, rather than being based on fair value. Since the redemption features described above were based on a formula using a fixed multiple, the compensatory portion of the noncontrolling interest is now considered a liability award, and as a result, during the fourth quarter of fiscal 2024, approximately $93.2 million was reclassified from mezzanine equity to a liability, and is reflected in "other liabilities - non-current" in the consolidated balance sheet at March 31, 2024 and December 31, 2024.

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

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other. The Company has other immaterial redeemable noncontrolling interests.
Other Noncontrolling Interests
Other. In connection with the Company's investment in CP LG and acquisition of the acquired library and related assets and liabilities discussed in Note 3, on June 5, 2024, the Company recorded a noncontrolling interest representing approximately 49% of CP LG amounting to $33.6 million ($29.8 million at December 31, 2024). See Note 3 for further information.

In addition, the Company has other immaterial noncontrolling interests that are not redeemable.

11. Revenue

Revenue by Segment, Market or Product Line
The table below presents revenues by segment, market or product line for the three and nine months ended December 31, 2024 and 2023. The Motion Picture and Television Production segments include the revenues of eOne from the acquisition date of December 27, 2023 (see Note 3).

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Amounts in millions)
Revenue by Type:
Motion Picture
Theatrical	$35.0	$100.1	$91.1	$194.2
Home Entertainment
Digital Media	145.7	155.5	400.3	495.3
Packaged Media	16.0	21.0	37.8	63.0
Total Home Entertainment	161.7	176.5	438.1	558.3
Television	38.3	65.3	235.0	214.5
International	68.3	94.7	284.3	255.3
Other	5.9	6.6	14.8	23.3
Total Motion Picture revenues(1)	309.2	443.2	1,063.3	1,245.6

Television Production
Television	259.9	182.3	733.1	554.2
International	59.3	32.1	144.8	137.7
Home Entertainment
Digital Media	55.5	17.4	108.7	113.4
Packaged Media	1.7	0.3	3.0	1.0
Total Home Entertainment	57.2	17.7	111.7	114.4
Other	28.2	16.3	72.9	54.4
Total Television Production revenues(2)	404.6	248.4	1,062.5	860.7

Total revenues	$713.8	$691.6	$2,125.8	$2,106.3
________________
(1)Total Motion Picture revenues for the three months ended December 31, 2024 and 2023 includes $9.9 million and $36.6 million, respectively, of revenues from licensing Motion Picture segment product to the Starz Business. Total Motion Picture revenues for the nine months ended December 31, 2024 and 2023 includes $146.2 million and $113.7 million, respectively, of revenues from licensing Motion Picture segment product to the Starz Business.

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(2)Total Television Production revenues for the three months ended December 31, 2024 and 2023 includes $77.9 million and $97.1 million, respectively, of revenues from licensing Television Production segment product to the Starz Business. Total Television Production revenues for the nine months ended December 31, 2024 and 2023 includes $267.3 million and $308.4 million, respectively, of revenues from licensing Television Production segment product to the Starz Business.
Remaining Performance Obligations
Remaining performance obligations represent deferred revenue on the balance sheet plus fixed fee or minimum guarantee contracts where the revenue will be recognized and the cash received in the future (i.e., backlog). Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at December 31, 2024 are as follows:

	Rest of Year Ending March 31,	Year Ending March 31,
	2025	2026	2027	Thereafter	Total
	(Amounts in millions)
Remaining Performance Obligations	$618.4	$783.7	$184.9	$139.0	$1,726.0
The above table does not include estimates of variable consideration for transactions involving sales or usage-based royalties in exchange for licenses of intellectual property. The revenues included in the above table include all fixed fee contracts regardless of duration.

Revenues of $46.3 million and $204.2 million, respectively, including variable and fixed fee arrangements, were recognized during the three and nine months ended December 31, 2024, from performance obligations satisfied prior to March 31, 2024. These revenues were primarily associated with the distribution of television and theatrical product in electronic sell-through and video-on-demand formats, and to a lesser extent, the distribution of theatrical product in the domestic and international markets related to films initially released in prior periods.

Accounts Receivable, Contract Assets and Deferred Revenue

The timing of revenue recognition, billings and cash collections affects the recognition of accounts receivable, contract assets and deferred revenue. See the unaudited condensed consolidated balance sheets or Note 19 for accounts receivable, contract assets and deferred revenue balances at December 31, 2024 and March 31, 2024.
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
Changes in the provision for doubtful accounts consisted of the following:

	March 31, 2024	(Benefit) provision for doubtful accounts	Other(1)	Uncollectible accounts written-off	December 31, 2024
	(Amounts in millions)
Provision for doubtful accounts	$6.4	$(0.9)	$2.5	$(1.0)	$7.0
_____________
(1) Represents a measurement period adjustment to the provision for doubtful accounts acquired in the acquisition of eOne (see Note 3).

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Contract Assets. Contract assets relate to the Company’s conditional right to consideration for completed performance under the contract (e.g., unbilled receivables). Amounts relate primarily to contractual payment holdbacks in cases in which the Company is required to deliver additional episodes or seasons of television content in order to receive payment, complete certain administrative activities, such as guild filings, or allow the Company’s customers’ audit rights to expire. See Note 19 for contract assets at December 31, 2024 and March 31, 2024.

Deferred Revenue. Deferred revenue relates primarily to customer cash advances or deposits received prior to when the Company satisfies the corresponding performance obligation. Deferred revenue as of December 31, 2024 increased as compared to March 31, 2024 due to the receipt of customers’ payments for certain television programs and motion pictures prior to the Company satisfying the corresponding performance obligation (i.e., completion and delivery of the television programs and motion pictures, and the start of the customers’ exploitation rights). The change in deferred revenue was also impacted by the industry strikes which has affected the timing of content deliveries. Revenues of $12.0 million and $120.6 million, respectively, were recognized during the three and nine months ended December 31, 2024, related to the balance of deferred revenue at March 31, 2024.

12. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated based on the weighted average common shares outstanding for the period. Basic and diluted net income (loss) per share for the three and nine months ended December 31, 2024 and 2023 is presented below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Amounts in millions, except per share amounts)
Basic and Diluted Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) attributable to Lionsgate Studios Corp. shareholders	$6.4	$(41.1)	$(150.4)	$(46.5)
Accretion of redeemable noncontrolling interest	(0.3)	—	(1.0)	—
Net income (loss) attributable to Lionsgate Studios Corp. shareholders after accretion of redeemable noncontrolling interest	$6.1	$(41.1)	$(151.4)	$(46.5)

Denominator:
Weighted average common shares outstanding	288.7	253.4	283.3	253.4
Basic and diluted net income (loss) per common share	$0.02	$(0.16)	$(0.53)	$(0.18)

For periods prior to the Separation, basic net income (loss) per share and diluted net loss per share was calculated based on the 253.4 million shares issued to Lionsgate at the closing of the Business Combination.

Additionally, for the three and nine months ended December 31, 2024 and 2023, the outstanding common shares issuable presented below were excluded from diluted net income (loss) per common share because they are contingently issuable upon certain vesting criteria that have not been met as of the reporting period.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Amounts in millions)

SEAC Sponsor Options	2.2	—	2.2	—

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Capital Stock

(a) Common Shares

The Company has an unlimited number of authorized shares following the closing of the Business Combination and at December 31, 2024. As of December 31, 2024, common shares reserved for future issuance include SEAC Sponsor Options described below.
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
The Company recognized the following share-based compensation expense during the three and nine months ended December 31, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Amounts in millions)
Compensation Expense:
Stock options	$0.2	$0.4	$0.6	$1.4
Restricted share units and other share-based compensation	13.9	12.2	30.3	32.6
Share appreciation rights	0.2	0.1	0.5	0.2
Total Lionsgate Studios employee share-based compensation expense	14.3	12.7	31.4	34.2
Corporate allocation of share-based compensation	—	4.5	10.8	12.1
	14.3	17.2	42.2	46.3
Impact of accelerated vesting on equity awards(1)	—	6.8	4.7	7.3
Total share-based compensation expense	$14.3	$24.0	$46.9	$53.6
___________________
(1)Represents the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements prior to the Separation.

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Share-based compensation expense, by expense category, consisted of the following:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Amounts in millions)
Share-Based Compensation Expense:
General and administration	$14.3	$17.2	$42.2	$46.3
Restructuring and other	—	6.8	4.7	7.3
	$14.3	$24.0	$46.9	$53.6

The following table sets forth the stock option, share appreciation rights (“SARs”), restricted stock and restricted share unit activity at Lionsgate for grants related directly to the Company employees and Lionsgate corporate and shared service employees during the nine months ended December 31, 2024:

	Stock Options and SARs					Restricted Stock and Restricted Share Units
	Lions Gate Class A Voting Shares		Lions Gate Class B Non-Voting Shares			Lions Gate Class A Voting Shares		Lions Gate Class B Non-Voting Shares
	Number of Shares	Weighted-Average Exercise Price	Number of Shares		Weighted-Average Exercise Price	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
	(Number of shares in millions)
Outstanding at March 31, 2024	2.4	$22.96	17.1		$13.92	0.1	$9.27	9.8	$8.93
Granted	—	—	—	(1)	$7.12	0.1	$8.20	8.1	$7.98
Options exercised or restricted stock or RSUs vested	—	—	(0.1)		$5.50	(0.1)	$9.20	(5.8)	$8.79
Forfeited or expired	(0.1)	$20.26	(2.2)		$14.64	—	—	(0.6)	$8.52
Outstanding at December 31, 2024	2.3	$23.10	14.8		$13.86	0.1	$8.39	11.5	$8.20
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
For periods following the Business Combination (including the period from May 14, 2024, through December 31, 2024), income taxes were calculated by applying an estimated effective income tax rate to the Company’s ordinary income (loss), adjusted for the income tax effects of items that related discretely to the period, if any.
The Company’s income tax expense for the three and nine months ended December 31, 2024 and 2023 differed from the U.S. federal statutory corporate income tax rate of 21% multiplied by income (loss) before taxes due to the mix of earnings across the various jurisdictions in which operations are conducted, changes in valuation allowances against deferred tax assets,

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
certain minimum income and foreign withholding taxes, and benefits from the releases of reserves for uncertain tax benefits due to the close of audits or expirations of statutes of limitations.
15. Restructuring and Other

Restructuring and other includes restructuring and severance costs and certain transaction and other costs, when applicable. During the three and nine months ended December 31, 2024 and 2023, the Company also incurred certain other unusual charges or benefits, which are included in direct operating expense in the consolidated statements of operations and are described below. The following table sets forth restructuring and other and these other unusual charges or benefits and the statement of operations line items they are included in for the three and nine months ended December 31, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Amounts in millions)
Restructuring and other:
Content and other impairments(1)	$7.3	$—	$25.8	$—
Severance(2)	20.3	28.1	24.6	31.6
Transaction and other costs(3)	13.3	24.4	25.4	29.9
Total Restructuring and Other	40.9	52.5	75.8	61.5

Other unusual charges not included in restructuring and other or the Company’s operating segments:
COVID-19 related charges (benefit) included in direct operating expense(4)	—	—	(2.1)	(0.5)
Unallocated rent cost included in direct operating expense(5)	4.1	—	14.6	—
Total restructuring and other and other unusual charges not included in restructuring and other	$45.0	$52.5	$88.3	$61.0
_______________________
(1)Amounts in the three and nine months ended December 31, 2024 include content impairments of $7.3 million related to the Motion Picture and Television Production segments associated with exiting local production in certain international territories. Amounts in the nine months ended December 31, 2024 also include impairments of certain operating lease right-of-use and leasehold improvement assets related to the Television Production segment associated with facility leases that will no longer be utilized by the Company primarily related to the integration of eOne.
(2)Severance costs were primarily related to restructuring, acquisition integration activities and other cost-saving initiatives. During the quarter ended December 31, 2024, in connection with the Company's current restructuring plan, approximately 8% of its eligible U.S. employees elected to take advantage of voluntary severance and early retirement packages. A total of approximately $26.1 million in severance expense is expected to be incurred under the voluntary severance program, of which $14.6 million of severance expense was recognized in restructuring and other in the three and nine months ended December 31, 2024, and the remaining amount is expected to be recognized in the fourth quarter ended March 31, 2025. In the three and nine months ended December 31, 2023, amounts were due to restructuring activities including integration of the acquisition of eOne, and our Motion Picture and Television Production segments.
(3)Transaction and other costs in the three and nine months ended December 31, 2024 and 2023 reflect transaction, integration and legal costs associated with certain strategic transactions, and restructuring activities and also include costs and benefits associated with legal and other matters. In addition, transaction and other costs in the three and nine months ended December 31, 2023 includes approximately $16.6 million of a loss associated with a theft at a production of a 51% owned consolidated entity. The Company expects to recover a portion of this amount under its insurance coverage and from the noncontrolling interest holders of this entity.
(4)Amounts include incremental costs incurred, if any, due to circumstances associated with the COVID-19 global pandemic, net of insurance recoveries of nil and $2.1 million in the three and nine months ended December 31, 2024, respectively (three and nine months ended December 31, 2023 - insurance recoveries of $0.1 million and $0.6 million, respectively). In the nine months ended December 31, 2024 and the three and nine months ended December 31, 2023, insurance recoveries exceeded the incremental costs expensed in the period, resulting in a net benefit included in direct operating expense.

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(5)Amounts represent rent cost for production facilities that were unutilized as a result of the industry strikes, and therefore such amounts are not allocated to the segments.

Changes in the restructuring and other severance liability were as follows for the nine months ended December 31, 2024 and 2023:

	Nine Months Ended
	December 31,
	2024	2023
	(Amounts in millions)
Severance liability
Beginning balance	$19.3	$3.7
Accruals(2)	19.9	24.3
Severance payments	(16.0)	(5.4)
Ending balance(1)	$23.2	$22.6
_______________________
(1)As of December 31, 2024, the remaining severance liability of approximately $23.2 million is expected to be paid in the next 12 months.
(2)Excludes $4.7 million and $7.3 million in the nine months ended December 31, 2024 and 2023, respectively, of accelerated vesting on equity awards.

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

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Segment information is presented in the table below. The Motion Picture and Television Production segments include the results of operations of eOne from the acquisition date of December 27, 2023 (see Note 3).

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Amounts in millions)
Segment revenues
Motion Picture	$309.2	$443.2	$1,063.3	$1,245.6
Television Production	404.6	248.4	1,062.5	860.7
Total revenue	$713.8	$691.6	$2,125.8	$2,106.3
Gross contribution
Motion Picture	$106.0	$127.5	$246.1	$320.3
Television Production	75.4	21.6	145.3	134.6
Total gross contribution	181.4	149.1	391.4	454.9
Segment general and administration
Motion Picture	22.4	27.1	73.6	83.2
Television Production	14.5	13.5	49.3	40.5
Total segment general and administration	36.9	40.6	122.9	123.7
Segment profit
Motion Picture	83.6	100.4	172.5	237.1
Television Production	60.9	8.1	96.0	94.1
Total segment profit	$144.5	$108.5	$268.5	$331.2

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

The reconciliation of total segment profit to the Company’s income (loss) before income taxes is as follows:

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Amounts in millions)
Company’s total segment profit	$144.5	$108.5	$268.5	$331.2
Corporate general and administrative expenses(1)	(28.4)	(25.2)	(87.6)	(76.2)
Adjusted depreciation and amortization(2)	(3.4)	(1.8)	(10.1)	(7.1)
Restructuring and other	(40.9)	(52.5)	(75.8)	(61.5)
COVID-19 related benefit (charges) included in direct operating expense(3)	—	—	2.1	0.5
Content charges(4)	—	(0.3)	—	(1.1)
Unallocated rent cost included in direct operating expense(5)	(4.1)	—	(14.6)	—
Adjusted share-based compensation expense(6)	(14.3)	(17.2)	(42.2)	(46.3)
Purchase accounting and related adjustments(7)	(3.8)	(4.2)	(9.8)	(19.4)
Operating income	49.6	7.3	30.5	120.1
Interest expense	(58.5)	(55.5)	(180.1)	(157.1)
Interest and other income	3.1	1.7	11.4	6.9
Other gains (losses), net	10.1	(0.6)	(5.2)	(14.3)
Loss on extinguishment of debt	(0.3)	—	(1.8)	—
Gain on investments, net	—	4.4	—	2.7
Equity interests income	7.6	4.2	8.5	5.7
Income (loss) before income taxes	$11.6	$(38.5)	$(136.7)	$(36.0)
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Amounts in millions)
Depreciation and amortization	$4.4	$3.0	$13.2	$11.1
Less: Amount included in purchase accounting and related adjustments	(1.0)	(1.2)	(3.1)	(4.0)
Adjusted depreciation and amortization	$3.4	$1.8	$10.1	$7.1

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

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(6)The following table reconciles total share-based compensation expense to adjusted share-based compensation expense:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Amounts in millions)
Total share-based compensation expense	$14.3	$24.0	$46.9	$53.6
Less:
Amount included in restructuring and other(i)	—	(6.8)	(4.7)	(7.3)
Adjusted share-based compensation	$14.3	$17.2	$42.2	$46.3
(i)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.
(7)The following sets forth the amounts included in each line item in the financial statements:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Amounts in millions)
Purchase accounting and related adjustments:
General and administrative expense(i)	$2.8	$3.0	$6.7	$15.4
Depreciation and amortization	1.0	1.2	3.1	4.0
	$3.8	$4.2	$9.8	$19.4
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

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
See Note 11 for revenues by media or product line as broken down by segment for the three and nine months ended December 31, 2024 and 2023.
The following table reconciles segment general and administration expense to the Company’s total consolidated general and administration expense:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Amounts in millions)
General and administration
Segment general and administrative expenses	$36.9	$40.6	$122.9	$123.7
Corporate general and administrative expenses	28.4	25.2	87.6	76.2
Share-based compensation expense included in general and administrative expense	14.3	17.2	42.2	46.3
Purchase accounting and related adjustments	2.8	3.0	6.7	15.4
	$82.4	$86.0	$259.4	$261.6

The reconciliation of total segment assets to the Company’s total consolidated assets is as follows:

	December 31, 2024	March 31, 2024
	(Amounts in millions)
Assets
Motion Picture	$1,916.8	$1,851.4
Television Production	2,555.6	2,347.8
Other unallocated assets(1)	902.1	903.8
	$5,374.5	$5,103.0
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

As of December 31, 2024, the Company is not a party to any material pending claims or legal proceeding and is not aware of any other claims that it believes could, individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations or cash flows.

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18. Derivative Instruments and Hedging Activities
Forward Foreign Exchange Contracts
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
As of December 31, 2024, the Company had the following outstanding forward foreign exchange contracts (all outstanding contracts have maturities of less than 16 months from December 31, 2024):

December 31, 2024
Foreign Currency	Foreign Currency Amount			US Dollar Amount	Weighted Average Exchange Rate Per $1 USD
	(Amounts in millions)			(Amounts in millions)
British Pound Sterling	0.2	GBP	in exchange for	$0.3	0.77	GBP
Czech Koruna	180.0	CZK	in exchange for	$7.7	23.29	CZK
Euro	13.9	EUR	in exchange for	$14.6	0.94	EUR
Canadian Dollar	8.5	CAD	in exchange for	$6.2	1.37	CAD
Mexican Peso	20.7	MXN	in exchange for	$1.0	20.43	MXN
Hungarian Forint	5,612.8	HUF	in exchange for	$15.0	373.74	HUF
New Zealand Dollar	2.7	NZD	in exchange for	$1.7	1.67	NZD

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
Designated Cash Flow Hedges. As of March 31, 2024, the Company had the following pay-fixed interest rate swaps, which were designated as cash flow hedges outstanding (all related to the Company’s SOFR-based debt, see Note 7 and Note 8) and were terminated in December 2024, as further described below.

Designated Cash Flow Hedges at March 31, 2024:

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

In December 2024, the Company terminated all of its pay-fixed interest rate swaps which were outstanding at March 31, 2024, as shown in the table above. As a result of the termination, the Company received approximately $9.4 million, which was recorded as a reduction of the interest rate swap asset values, and represents the amount of unrealized gains recorded in accumulated other comprehensive income related to the terminated interest rate swaps which will be amortized as a reduction of interest expense through the remaining term of the terminated swaps unless it becomes probable that the cash flows originally hedged will not occur, in which case the proportionate amount of the gain will be recorded to interest expense at that time. The receipt of approximately $9.4 million was classified in the consolidated statement of cash flows as cash provided by operating activities.

During the nine months ended December 31, 2024, the Company entered into the following pay-fixed interest rate swaps, which have been designated as cash flow hedges outstanding (all related to the Company's SOFR-based debt, see Note 7 and Note 8).

Designated Cash Flow Hedges at December 31, 2024:

Effective Date	Notional Amount	Fixed Rate Paid	Maturity Date
	(in millions)
August 15, 2024	$65.0	4.045%	September 15, 2026
August 15, 2024	$77.5	3.803%	August 15, 2026
August 15, 2024	$77.5	3.810%	September 15, 2026
December 15, 2024	$125.0	3.970%	December 15, 2026
Total	$345.0

Financial Statement Effect of Derivatives
Unaudited condensed consolidated statements of operations and comprehensive income (loss): The following table presents the pre-tax effect of the Company’s derivatives on the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended December 31, 2024 and 2023:

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts
Gain (loss) recognized in accumulated other comprehensive income (loss)	$2.4	$(4.3)	$3.5	$(7.3)
Loss reclassified from accumulated other comprehensive income (loss) into direct operating expense	$(0.1)	$(2.6)	$(1.2)	$(2.5)
Interest rate swaps
Gain (loss) recognized in accumulated other comprehensive income (loss)	$1.6	$(11.7)	$(1.1)	$24.7
Gain reclassified from accumulated other comprehensive income (loss) into interest expense	$2.0	$11.4	$24.3	$31.5

Derivatives not designated as cash flow hedges:
Interest rate swaps
Gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	$1.4	$(1.8)	$(1.7)	$(5.5)

Total direct operating expense on consolidated statements of operations	$457.1	$433.6	$1,440.9	$1,306.0
Total interest expense on consolidated statements of operations	$58.5	$55.5	$180.1	$157.1

Unaudited condensed consolidated balance sheets: The Company classifies its forward foreign exchange contracts and interest rate swap agreements within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments (see Note 9). Pursuant to the Company’s accounting policy to offset the fair value amounts recognized for derivative instruments, the Company presents the asset or liability position of the swaps that are with the same counterparty under a master netting arrangement net as either an asset or liability in its unaudited condensed consolidated balance sheets. As of December 31, 2024 and March 31, 2024, there were no swaps outstanding that were subject to a master netting arrangement.
As of December 31, 2024 and March 31, 2024, the Company had the following amounts recorded in the accompanying unaudited condensed consolidated balance sheets related to the Company’s use of derivatives:

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2024
	Other Current Assets	Other Non-Current Assets	Other Accrued Liabilities (current)
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$1.9	$—	$—
Interest rate swaps	—	0.7	—
Fair value of derivatives	$1.9	$0.7	$—

	March 31, 2024
	Other Current Assets	Other Accrued Liabilities (current)
	(Amounts in millions)
Derivatives designated as cash flow hedges:
Forward exchange contracts	$—	$2.8
Interest rate swaps	35.6	—
Fair value of derivatives	$35.6	$2.8

As of December 31, 2024, based on the current release schedule, the Company estimates approximately $1.3 million of gains associated with forward foreign exchange contract cash flow hedges in accumulated other comprehensive income (loss) will be reclassified into earnings during the one-year period ending December 31, 2025.
As of December 31, 2024, the Company estimates approximately $26.7 million of gains recorded in accumulated other comprehensive income (loss) associated with interest rate swap agreement cash flow hedges will be reclassified into interest expense during the one-year period ending December 31, 2025.
19. Additional Financial Information
The following tables present supplemental information related to the unaudited condensed consolidated financial statements.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the unaudited condensed consolidated balance sheets to the total amounts reported in the unaudited condensed consolidated statements of cash flows at December 31, 2024 and March 31, 2024. At December 31, 2024 and March 31, 2024, restricted cash represents primarily amounts related to required cash reserves for interest payments associated with certain corporate debt and film related obligations.

	December 31, 2024	March 31, 2024
	(Amounts in millions)
Cash and cash equivalents	$186.2	$277.0
Restricted cash included in other current assets	42.8	43.7
Restricted cash included in other non-current assets	10.8	13.7
Total cash, cash equivalents and restricted cash	$239.8	$334.4
Accounts Receivable Monetization
Under the Company’s accounts receivable monetization programs, the Company has entered into (1) individual agreements to monetize certain of its trade accounts receivable directly with third-party purchasers and (2) a revolving agreement to monetize designated pools of trade accounts receivable with various financial institutions, as further described below. Under these programs, the Company transfers receivables to purchasers in exchange for cash proceeds, and the Company continues to service the receivables for the purchasers. The Company accounts for the transfers of these receivables as a sale, removes (derecognizes) the carrying amount of the receivables from its balance sheets and classifies the proceeds received as cash flows from operating activities in the statements of cash flows. The Company records a loss on the sale of these receivables reflecting

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the net proceeds received (net of any obligations incurred), less the carrying amount of the receivables transferred. The loss is reflected in the “other gains (losses), net” line item on the unaudited condensed consolidated statements of operations. The Company receives fees for servicing the accounts receivable for the purchasers, which represent the fair value of the services and were immaterial for the three and nine months ended December 31, 2024 and 2023.
 Individual Monetization Agreements. The Company enters into individual agreements to monetize trade accounts receivable. The third-party purchasers have no recourse to other assets of the Company in the event of non-payment by the customers. The following table sets forth a summary of the receivables transferred under individual agreements or purchases during the three and nine months ended December 31, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Amounts in millions)
Carrying value of receivables transferred and derecognized	$51.7	$85.3	$345.5	$385.8
Net cash proceeds received	50.0	81.8	335.7	370.7
Loss recorded related to transfers of receivables	1.7	3.5	9.8	15.1
At December 31, 2024, the outstanding amount of receivables derecognized from the Company’s unaudited condensed consolidated balance sheets, but which the Company continues to service, related to the Company’s individual agreements to monetize trade accounts receivable was $399.6 million (March 31, 2024 - $449.2 million).
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
The following table sets forth a summary of the receivables transferred under the pooled monetization agreement during the nine months ended December 31, 2023:

Nine Months Ended
December 31,
2023
(Amounts in millions)

Gross cash proceeds received for receivables transferred and derecognized	$22.2
Less amounts from collections reinvested under revolving agreement	(9.1)
Proceeds from new transfers	13.1
Collections not reinvested and remitted or to be remitted	(13.4)
Net cash proceeds received (paid or to be paid)(1)	$(0.3)

Carrying value of receivables transferred and derecognized (2)	$22.1
Obligations recorded	$2.1
Loss recorded related to transfers of receivables	$2.0
___________________
(1)During the three and nine months ended December 31, 2023, the Company voluntarily repurchased $46.0 million of receivables previously transferred.
(2)Receivables net of unamortized discounts on long-term, non-interest bearing receivables.

At December 31, 2024 and March 31, 2024, there were no outstanding receivables derecognized from the Company’s unaudited condensed consolidated balance sheet, for which the Company continues to service, related to the pooled monetization agreement.

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Assets
The composition of the Company’s other assets is as follows as of December 31, 2024 and March 31, 2024:

	December 31, 2024	March 31, 2024
	(Amounts in millions)
Other current assets
Prepaid expenses and other	$38.0	$34.8
Restricted cash	42.8	43.7
Contract assets	72.5	59.9
Interest rate swap assets	—	35.6
Tax credits receivable	140.7	199.1
	$294.0	$373.1
Other non-current assets
Prepaid expenses and other	$16.9	$18.3
Restricted cash	10.8	13.7
Accounts receivable	48.0	111.7
Contract assets	10.3	3.2
Tax credits receivable	440.6	361.7
Operating lease right-of-use assets	300.1	344.3
Interest rate swap assets	0.7	—
	$827.4	$852.9

Content Related Payables
Content related payables include minimum guarantees and accrued licensed program rights obligations, which represent amounts payable for film or television rights that the Company has acquired or licensed.

Other Accrued Liabilities
Other accrued liabilities include employee related liabilities (such as accrued bonuses and salaries and wages) of $40.7 million and $116.2 million at December 31, 2024 and March 31, 2024, respectively.

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accumulated Other Comprehensive Income
The following table summarizes the changes in the components of accumulated other comprehensive income, net of tax. During the nine months ended December 31, 2024 and 2023, there was no income tax expense or benefit reflected in other comprehensive income due to the income tax impact being offset by changes in the Company’s deferred tax valuation allowance.

	Foreign currency translation adjustments	Net unrealized gain (loss) on cash flow hedges	Total
	(Amounts in millions)
March 31, 2024	$(42.1)	$138.8	$96.7
Other comprehensive income (loss)	(12.8)	2.3	(10.5)
Reclassifications to net loss(1)	—	(21.4)	(21.4)
December 31, 2024	$(54.9)	$119.7	$64.8

March 31, 2023	$(41.1)	$142.6	$101.5
Other comprehensive income (loss)	1.8	17.4	19.2
Reclassifications to net loss(1)	—	(23.5)	(23.5)
December 31, 2023	$(39.3)	$136.5	$97.2
___________________
(1)Represents a loss of $1.2 million included in direct operating expense and a gain of $22.6 million included in interest expense on the unaudited condensed consolidated statement of operations in the nine months ended December 31, 2024 (nine months ended December 31, 2023 - loss of $2.5 million included in direct operating expense and gain of $26.0 million included in interest expense) (see Note 18).

Supplemental Cash Flow Information
Significant non-cash transactions during the nine months ended December 31, 2024 and 2023 include certain interest rate swap agreements, which are discussed in Note 18, “Derivative Instruments and Hedging Activities”.
Except for non-cash financing activity described in Note 20, there were no significant non-cash financing or investing activities for the nine months ended December 31, 2024 and 2023.

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
Lionsgate corporate general and administrative expenses: As described in Note 1, in connection with the Business Combination, the Company and Lionsgate entered into the Shared Services Agreement which took effect upon the Closing. The Shared Services Agreement facilitates the allocation to the Company of all corporate general and administrative expenses of Lionsgate, except for an amount of $10.0 million to be allocated annually to Lionsgate. During the three and nine months ended December 31, 2024, $28.4 million and $87.6 million, respectively, of Lionsgate corporate general and administrative expenses, excluding amounts related to share-based compensation discussed below, were allocated to the Company. Of the total amount allocated to the Company during three and nine months ended December 31, 2024, $28.4 million and $73.4 million was allocated to the Company after the Separation pursuant to the Shared Services Agreement. Prior to the Separation, during the nine months ended December 31, 2024, $14.2 million of corporate expenses were allocated to the Company (three and nine months ended December 31, 2023 - $25.2 million and $76.2 million, respectively).
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

LIONSGATE STUDIOS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The net transfers to and from Lionsgate through the period prior to the Separation discussed above were as follows:

	Nine Months Ended
	December 31,
	2024	2023

Cash pooling and general financing activities	$88.8	$(241.7)
Licensing of content(1)	9.7	428.8
Corporate reimbursements	(5.3)	5.9
Corporate expense allocations (excluding allocation of share-based compensation)	2.3	20.2
Funding of purchases of accounts receivables held for collateral	—	(85.6)
Net transfers to (from) Parent per unaudited condensed consolidated statements of cash flows	$95.5	$127.6
Share-based compensation (including allocation of share-based compensation)	(6.0)	(53.6)
Other non-cash transfer(2)	(33.7)	16.6
Net transfers to (from) Parent per unaudited condensed consolidated statements of equity (deficit)	$55.8	$90.6
___________________
(1)Reflects the settlement of amounts due from the Starz Business related to the Company’s licensing arrangements with the Starz Business.
(2)Includes a non-cash transfer of debt through Parent net investment of $35.0 million in connection with the Separation in the nine months ended December 31, 2024.

21. Subsequent Events

In January 2025, the Company entered into a $100.0 million notional, pay-fixed interest rate swap with a fixed rate of 4.060% and a maturity date of January 2027. The Company expects to designate this interest rate swap as a cash flow hedge (all related to the Company’s SOFR-based debt, see Note 7 and Note 8).
In January and February 2025, the Company entered into amendments to the Production Tax Credit Facility which extended the maturity to January 27, 2028 and increased the maximum principal amount to $280.0 million.

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

Components of Results of Operations
Revenues
Our revenues are derived from the Motion Picture and Television Production segments, as described below. As mentioned above, we refer to our Motion Picture and Television Production segments collectively as our Studio Business. Our revenues

LIONSGATE STUDIOS CORP.
are derived from the U.S., Canada, the United Kingdom and other foreign countries. None of the non-U.S. countries individually comprised greater than 10% of total revenues for the three and nine months ended December 31, 2024 and 2023.
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
For the three and nine months ended December 31, 2023, total Lionsgate corporate general and administrative expenses were $31.1 million and $94.2 million, respectively, of which $25.2 million and $76.2 million, respectively, was allocated to the Company.

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
Goodwill. At December 31, 2024, the carrying value of goodwill was $808.5 million. Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments (component level). Reporting units are determined by the discrete financial information available for the component and whether that information is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. Our reporting units for purposes of goodwill impairment testing, along with their respective goodwill balances at December 31, 2024, were Motion Picture (goodwill of $397 million), and our Television (goodwill of $319 million) and Talent Management (goodwill of $93 million) businesses, both of which are part of our Television Production segment.
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
Goodwill Impairment Assessments:
Fiscal 2025. During the three months ended December 31, 2024, we performed qualitative goodwill impairment assessments for all of our reporting units (Motion Picture, and our Television and Talent Management businesses, both of which are part of our Television Production segment).
Fiscal 2024. For our annual goodwill impairment test for fiscal 2024, we performed qualitative goodwill impairment assessments for all of our reporting units (Motion Picture, and our Television and Talent Management businesses, both of which are part of our Television Production segment).
Our qualitative assessments considered the recent performance of these reporting units, and updated forecasts of performance and cash flows, as well as the current micro and macroeconomic environments in relation to the current and expected performance of these reporting units, and industry considerations, and determined that since the date of the most recent quantitative assessment performed over these reporting units (and for the December 31, 2024 assessment, since our qualitative assessment performed for fiscal 2024), there were no events or circumstances that rise to a level that would more-likely-than-not reduce the fair value of those reporting units below their carrying values; therefore, a quantitative goodwill impairment analysis was not required for these reporting units.
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
Corporate expense allocation. For periods prior to the Separation, Lionsgate’s corporate general and administrative functions and costs provided oversight over both the Starz Business and the Studio Business. These functions and costs include, but are not limited to, salaries and wages for certain executives and other corporate officers related to executive oversight, investor relations costs, costs for the maintenance of corporate facilities, and other common administrative support functions, including corporate accounting, finance and financial reporting, audit and tax costs, corporate and other legal support functions, and certain information technology and human resources. Accordingly, for periods prior to the Separation, the unaudited condensed consolidated financial statements of the Studio Business include allocations of certain general and administrative expenses from Lionsgate of $14.2 million for the nine months ended December 31, 2024, and $25.2 million and $76.2 million for the three and nine months ended December 31, 2023, respectively, related to these corporate and shared service functions historically provided by Lionsgate.
The allocation of costs to the Studio Business were subjective and required considerable judgment. The allocations of general and administrative expenses to the Studio Business were on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of consolidated Lionsgate revenue, payroll expense or other measures management considered to be a reasonable reflection of the estimated historical utilization levels of these services. Following the Separation, $73.4 million of Lionsgate’s corporate general and administrative costs were allocated to the Company pursuant to the Shared Services Agreement. In aggregate, allocations of Lionsgate’s corporate general and administrative costs to the Company represent approximately 100.0% and 97.0% for the three and nine months ended December 31, 2024, respectively, and 79.6% and 79.7% for the three and nine months ended December 31, 2023, respectively, of total Lionsgate corporate general and administrative expense. See Components of Results of Operations-Expenses above for further information.

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
For periods following the Business Combination (including the period from May 14, 2024, through December 31, 2024), income taxes were calculated by applying an estimated effective income tax rate to the Company’s ordinary income (loss), adjusted for the income tax effects of items that related discretely to the period, if any.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the three months ended December 31, 2024 and 2023. Due to the acquisition of eOne, the three months ended December 31, 2024 includes the results of operations of eOne (acquired December 27, 2023), see Note 3 to our unaudited condensed consolidated financial statements for further details.

LIONSGATE STUDIOS CORP.

	Three Months Ended
	December 31,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Revenues
Studio Business
Motion Picture (1)	$309.2	$443.2	$(134.0)	(30.2)%
Television Production (2)	404.6	248.4	156.2	62.9%
Total revenues	713.8	691.6	22.2	3.2%
Expenses:
Direct operating	457.1	433.6	23.5	5.4%
Distribution and marketing	79.4	109.2	(29.8)	(27.3)%
General and administration	82.4	86.0	(3.6)	(4.2)%
Depreciation and amortization	4.4	3.0	1.4	46.7%
Restructuring and other	40.9	52.5	(11.6)	(22.1)%
Total expenses	664.2	684.3	(20.1)	(2.9)%
Operating income	49.6	7.3	42.3	579.5%
Interest expense	(58.5)	(55.5)	(3.0)	5.4%
Interest and other income	3.1	1.7	1.4	82.4%
Other gains (losses), net	10.1	(0.6)	10.7	(1,783.3)%
Loss on extinguishment of debt	(0.3)	—	(0.3)	n/a
Gain on investments, net	—	4.4	(4.4)	(100.0)%
Equity interests income	7.6	4.2	3.4	81.0%
Income (loss) before income taxes	11.6	(38.5)	50.1	nm
Income tax provision	(3.2)	(6.3)	3.1	(49.2)%
Net income (loss)	8.4	(44.8)	53.2	nm
Less: Net loss (income) attributable to noncontrolling interests	(2.0)	3.7	(5.7)	(154.1)%
Net income (loss) attributable to Lionsgate Studios Corp. shareholders	$6.4	$(41.1)	$47.5	nm
_______________________
nm - Percentage not meaningful.
(1)Motion Picture revenues for the three months ended December 31, 2024 and 2023, includes $9.9 million and $36.6 million, respectively, of revenues from licensing Motion Picture segment product to the Starz Business.
(2)Television Production revenues for the three months ended December 31, 2024 and 2023, includes $77.9 million and $97.1 million, respectively, of revenues from licensing Television Production segment product to the Starz Business.

Revenues. Consolidated revenues increased $22.2 million in the three months ended December 31, 2024 reflecting increased revenue in the Television Production segment, offset by decreased Motion Picture segment revenue. Revenue for the three months ended December 31, 2024 included approximately $126.9 million of revenues from eOne (acquired December 27, 2023, therefore the three months ended December 31, 2023 included no material comparable revenues).

LIONSGATE STUDIOS CORP.
Motion Picture revenue decreased $134.0 million due to lower theatrical and international revenue as compared to the prior year’s quarter, which included the release of The Hunger Games: The Ballad of Songbirds & Snakes, and lower television, home entertainment revenue and other revenue. Motion Picture revenues for the three months ended December 31, 2024 included approximately $12.6 million of revenues from eOne. Motion Picture revenue included $9.9 million of revenue from licensing Motion Picture segment product to the Starz Business, representing a decrease of $26.7 million from the three months ended December 31, 2023.
Television Production revenue increased $156.2 million due to the inclusion of revenue from eOne of approximately $114.3 million, and increases in home entertainment, international and other revenue. Television Production revenue included $77.9 million of revenue from licensing Television Production segment product to the Starz Business, representing a decrease of $19.2 million from the three months ended December 31, 2023.
See further discussion in the Segment Results of Operations section below.
Direct Operating Expenses. Direct operating expenses by segment were as follows for the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31,
	2024		2023		Change
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Motion Picture	$132.6	42.9%	$214.3	48.4%	$(81.7)	(38.1)%
Television Production	320.4	79.2	219.0	88.2	101.4	46.3%
Other	4.1	nm	0.3	nm	3.8	nm
	$457.1	64.0%	$433.6	62.7%	$23.5	5.4%
_______________________
nm - Percentage not meaningful.
Direct operating expenses increased in the three months ended December 31, 2024 due to higher direct operating expenses of the Television Production segment associated with increased Television Production revenues, partially offset by lower direct operating expenses of the Motion Picture segment associated with decreased Motion Picture revenue. See further discussion in the Segment Results of Operations section below.

Other. Other direct operating expense in the three months ended December 31, 2024 includes rent cost for production facilities that were unutilized as a result of the industry strikes amounting to $4.1 million, which was not allocated to the segments, and is included in direct operating expense.
Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Motion Picture	$70.6	$101.4	$(30.8)	(30.4)%
Television Production	8.8	7.8	1.0	12.8%
	$79.4	$109.2	$(29.8)	(27.3)%
U.S. theatrical P&A and Premium VOD expense included in Motion Picture distribution and marketing expense	$39.1	$54.1	$(15.0)	(27.7)%
Distribution and marketing expenses decreased in the three months ended December 31, 2024, due to lower Motion Picture theatrical P&A and Premium VOD expense associated with the theatrical slate releases in the current quarter, and lower Motion Picture home entertainment expense. See further discussion in the Segment Results of Operations section below.

LIONSGATE STUDIOS CORP.
General and Administrative Expenses. General and administrative expenses by segment were as follows for the three months ended December 31, 2024 and 2023:

	Three Months Ended
	December 31,				Change
	2024	% of Revenues	2023	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Picture	$22.4		$27.1		$(4.7)	(17.3)%
Television Production	14.5		13.5		1.0	7.4%
Corporate allocations from Lionsgate, excluding allocation of share-based compensation expense	28.4		25.2		3.2	12.7%
Share-based compensation expense	14.3		17.2		(2.9)	(16.9)%
Purchase accounting and related adjustments	2.8		3.0		(0.2)	(6.7)%
Total general and administrative expenses	$82.4	11.5%	$86.0	12.4%	$(3.6)	(4.2)%
General and administrative expenses decreased in the three months ended December 31, 2024, resulting from decreased Motion Picture general and administrative expenses, share-based compensation expense and purchase accounting and related adjustments, partially offset by increased Television Production general and administrative expenses and corporate expenses. Studio Business general and administrative expenses for the three months ended December 31, 2024 included approximately $5.1 million from eOne. See further discussion in the Segment Results of Operations section below.
As discussed in Components of Results of Operations, following the Separation, the Shared Services Agreement facilitates the allocation of substantially all corporate general and administrative expenses to the Company. For periods prior to the Separation, the Company has been allocated a portion of Lionsgate’s total corporate expenses which are included in general and administrative expenses. Corporate general and administrative expenses increased approximately $3.2 million, or 12.7%, primarily due to approximately $3.0 million of corporate general and administrative expenses from eOne.
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

	Three Months Ended
	December 31,
	2024	2023
	(Amounts in millions)
Share-based compensation is comprised of:
Studio employee share-based compensation expense	$14.3	$12.7
Allocation of Lionsgate corporate and shared employee share-based compensation expense	—	4.5
Total share-based compensation included in general and administrative expense	14.3	17.2
Restructuring and other(1)	—	6.8
Total share-based compensation expense	$14.3	$24.0
_______________________
(1)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.
Purchase accounting and related adjustments include the expense associated with the noncontrolling equity interests in the distributable earnings related to 3 Arts Entertainment, and the non-cash charge for the amortization of the recoupable portion of the purchase price related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense. The noncontrolling equity interests in the distributable earnings of 3 Arts Entertainment are reflected as an expense rather than noncontrolling interest in the unaudited condensed consolidated statement of operations due

LIONSGATE STUDIOS CORP.
to the relationship to continued employment. Purchase accounting and related adjustments were comparable to the prior year’s quarter (see Note 10 to our unaudited condensed consolidated financial statements).
Depreciation and Amortization Expense. Depreciation and amortization of $4.4 million in the three months ended December 31, 2024 increased $1.4 million from $3.0 million in the three months ended December 31, 2023.
Restructuring and Other. Restructuring and other decreased $11.6 million in the three months ended December 31, 2024 as compared to the three months ended December 31, 2023, and includes restructuring and severance costs and certain transaction and other costs, when applicable. Restructuring and other costs were as follows for the three months ended December 31, 2024 and 2023 (see Note 15 to our unaudited condensed consolidated financial statements):

	Three Months Ended		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Content and other impairments(1)	$7.3	$—	$7.3	n/a
Severance(2)	20.3	28.1	(7.8)	(27.8)%
Transaction and other costs(3)	13.3	24.4	(11.1)	(45.5)%
	$40.9	$52.5	$(11.6)	(22.1)%
_______________________
(1)Amounts in the three months ended December 31, 2024 include content impairments of $7.3 million related to the Motion Picture and Television Production segments associated with exiting local production in certain international territories.
(2)Severance costs were primarily related to restructuring, acquisition integration activities and other cost-saving initiatives. During the quarter ended December 31, 2024, in connection with the Company's current restructuring plan, approximately 8% of its eligible U.S. employees elected to take advantage of voluntary severance and early retirement packages. A total of approximately $26.1 million in severance expense is expected to be incurred under the voluntary severance program, of which $14.6 million of severance expense was recognized in restructuring and other in the three months ended December 31, 2024, and the remaining amount is expected to be recognized in the fourth quarter ended March 31, 2025. In the three months ended December 31, 2023, amounts were due to restructuring activities including integration of the acquisition of eOne, and our Motion Picture and Television Production segments.
(3)Transaction and other costs in the three months ended December 31, 2024 and 2023 reflect transaction, integration and legal costs associated with certain strategic transactions, and restructuring activities and also include costs and benefits associated with legal and other matters. In addition, transaction and other costs in the three months ended December 31, 2023 includes approximately $16.6 million of a loss associated with a theft at a production of a 51% owned consolidated entity. The Company expects to recover a portion of this amount under its insurance coverage and from the noncontrolling interest holders of this entity.
Interest Expense. Interest expense of $58.5 million for the three months ended December 31, 2024 increased $3.0 million from the three months ended December 31, 2023 due to higher average balances on variable rate corporate debt and film related obligations and a smaller benefit from the interest rate swaps, partially offset by lower average interest rates. The following table sets forth the components of interest expense for the three months ended December 31, 2024 and 2023:

LIONSGATE STUDIOS CORP.

	Three Months Ended
	December 31,
	2024	2023
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facility(1)	$13.4	$6.5
Term loans(1)	6.8	23.6
IP credit facilities(2)	18.9	—
Other(3)	13.9	18.7
	53.0	48.8
Amortization of debt issuance costs and other non-cash interest(4)	5.5	6.7
Total interest expense	$58.5	$55.5
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
Interest and Other Income. Interest and other income of $3.1 million for the three months ended December 31, 2024 increased as compared to interest and other income of $1.7 million for the three months ended December 31, 2023 due to higher interest income.
Other Gains (Losses), net. Other gains (losses), net represented a gain of $10.1 million for the three months ended December 31, 2024, as compared to a loss of $0.6 million for the three months ended December 31, 2023. The change is primarily due to foreign currency gains in the three months ended December 31, 2024, partially offset by an increase in the loss recorded related to our monetization of accounts receivable programs in the three months ended December 31, 2024 as compared to the three months ended December 31, 2023 (see Note 19 to our unaudited condensed consolidated financial statements).
Loss on Extinguishment of Debt. Loss on extinguishment of debt of $0.3 million in the three months ended December 31, 2024 related to the write-off of debt issuance costs associated with the voluntary prepayment of $250.0 million principal amount of the LGTV Term Loan B. There was no comparable loss on extinguishment of debt in the three months ended December 31, 2023. See Note 7 to our unaudited condensed consolidated financial statements.
Gain on Investments, net. Gain on investments, net was nil for the three months ended December 31, 2024, as compared to $4.4 million for the three months ended December 31, 2023 related to other investments.
Equity Interests Income. Equity interests income of $7.6 million in the three months ended December 31, 2024 compared to equity interests income of $4.2 million in the three months ended December 31, 2023 due to higher equity interest income in the current quarter.
Income Tax Provision. The Company had an income tax provision of $3.2 million in the three months ended December 31, 2024, compared to an income tax provision $6.3 million in the three months ended December 31, 2023. Our income tax provision differs from the U.S. federal statutory income tax rate of 21% multiplied by income (loss) before taxes due to the mix of our earnings across the various jurisdictions in which our operations are conducted, changes in valuation

LIONSGATE STUDIOS CORP.
allowances against our deferred tax assets, certain minimum income and foreign withholding taxes, and benefits from the release of reserves for uncertain tax benefits due to the close of audits or expirations of statutes of limitations
Net Income (Loss) Attributable to Lionsgate Studios Corp. Shareholders Net income attributable to our shareholders for the three months ended December 31, 2024 was $6.4 million, or basic and diluted net income per common share of $0.02 on 288.7 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the three months ended December 31, 2023 of $41.1 million, or basic and diluted net loss per common share of $0.16 on 253.4 million weighted average common shares outstanding.
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
The following table reconciles the GAAP measure, operating income, to the non-GAAP measure, total segment profit, for the three months ended December 31, 2024 and 2023. In addition, each of segment direct operating expense, distribution and marketing expense and general and administrative expense is reconciled to the respective line items presented in the GAAP-based statement of operations in the preceding section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations which discusses consolidated results of operations.

LIONSGATE STUDIOS CORP.

	Three Months Ended
	December 31,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Operating income	$49.6	$7.3	$42.3	579.5%
Corporate general and administrative expense allocations from Lionsgate, excluding allocation of share-based compensation expense	28.4	25.2	3.2	12.7%
Adjusted depreciation and amortization	3.4	1.8	1.6	88.9%
Restructuring and other	40.9	52.5	(11.6)	(22.1)%
Content charges	—	0.3	(0.3)	(100.0)%
Unallocated rent cost included in direct operating expense	4.1	—	4.1	n/a
Adjusted share-based compensation expense	14.3	17.2	(2.9)	(16.9)%
Purchase accounting and related adjustments	3.8	4.2	(0.4)	(9.5)%
Total segment profit	$144.5	$108.5	$36.0	33.2%
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
The table below sets forth the revenues and segment profit by segment:

	Three Months Ended
	December 31,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Revenue
Motion Picture	$309.2	$443.2	$(134.0)	(30.2)%
Television Production	404.6	248.4	156.2	62.9%
	$713.8	$691.6	$22.2	3.2%
Segment Profit
Motion Picture	$83.6	$100.4	$(16.8)	(16.7)%
Television Production	60.9	8.1	52.8	651.9%
Total Segment Profit	$144.5	$108.5	$36.0	33.2%
See the following discussion for further detail of our individual segments.

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the three months ended December 31, 2024 and 2023:

LIONSGATE STUDIOS CORP.

	Three Months Ended
	December 31,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$309.2	$443.2	$(134.0)	(30.2)%
Expenses:
Direct operating expense	132.6	214.3	(81.7)	(38.1)%
Distribution & marketing expense	70.6	101.4	(30.8)	(30.4)%
Gross contribution	106.0	127.5	(21.5)	(16.9)%
General and administrative expenses	22.4	27.1	(4.7)	(17.3)%
Segment profit	$83.6	$100.4	$(16.8)	(16.7)%

U.S. theatrical P&A and Premium VOD expense included in distribution and marketing expense	$39.1	$54.1	$(15.0)	(27.7)%

Direct operating expense as a percentage of revenue	42.9%	48.4%

Gross contribution as a percentage of revenue	34.3%	28.8%

Revenue. The table below sets forth Motion Picture revenue by media and product category for the three months ended December 31, 2024 and 2023. Motion Picture revenues for the three months ended December 31, 2024 included approximately $12.6 million of revenues from eOne.

	Three Months Ended December 31,
	2024			2023			Total Increase (Decrease)
	Lionsgate Original Releases(1)	Other Film(2)	Total	Lionsgate Original Releases(1)	Other Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$33.9	$1.1	$35.0	$98.7	$1.4	$100.1	$(65.1)
Home Entertainment
Digital Media	93.4	52.3	145.7	112.7	42.8	155.5	(9.8)
Packaged Media	9.8	6.2	16.0	11.4	9.6	21.0	(5.0)
Total Home Entertainment	103.2	58.5	161.7	124.1	52.4	176.5	(14.8)
Television	30.5	7.8	38.3	59.7	5.6	65.3	(27.0)
International	48.2	20.1	68.3	80.6	14.1	94.7	(26.4)
Other	3.1	2.8	5.9	4.8	1.8	6.6	(0.7)
	$218.9	$90.3	$309.2	$367.9	$75.3	$443.2	$(134.0)
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
Theatrical revenue decreased $65.1 million in the three months ended December 31, 2024 as compared to the three months ended December 31, 2023 due to a decrease of $64.8 million from Lionsgate Original Releases due to significant revenue in the prior year’s quarter from the release of The Hunger Games: The Ballad of Songbirds & Snakes.

LIONSGATE STUDIOS CORP.
Home entertainment revenue decreased $14.8 million, or 8.4%, in the three months ended December 31, 2024, as compared to the three months ended December 31, 2023, due to lower digital media revenue and packaged media revenue of $9.8 million and $5.0 million, respectively, primarily due to decreases from Lionsgate Original Releases. Digital media revenue from Lionsgate Original Releases declined $19.3 million due to significant revenue in the prior year’s period from titles in the The Hunger Games franchise, partially offset by an increase in Other Film of $9.5 million from our acquired library titles.
Television revenue decreased $27.0 million, or 41.3%, in the three months ended December 31, 2024, as compared to the three months ended December 31, 2023, due to a decrease from Lionsgate Original Releases of $29.2 million due to a greater number of television windows opening in the prior year’s quarter for our theatrical slate titles.
International revenue decreased $26.4 million, or 27.9% in the three months ended December 31, 2024, as compared to the three months ended December 31, 2023, due to a decrease from Lionsgate Original Releases of $32.4 million due to lower revenue in the current quarter from our fiscal 2025 theatrical slate, as compared to our fiscal 2024 theatrical slate in the prior year’s quarter, and in particular, The Hunger Games: The Ballad of Songbirds & Snakes. This decrease was partially offset by an increase from Other Film of $6.0 million from our acquired library titles.
Direct Operating Expense. The decrease in direct operating expenses is due to lower Motion Picture revenue. The decrease in direct operating expenses as a percentage of motion picture revenue as compared to the prior year's quarter was driven by the change in the mix of titles and product categories generating revenue and in particular, the current quarter reflected a lower amortization rate and greater portion of revenue from library titles relative to the prior year’s quarter. Investment in film write-downs included in Motion Picture segment direct operating expense were approximately $0.2 million in the three months ended December 31, 2024, compared to approximately $0.5 million in the three months ended December 31, 2023.
Distribution and Marketing Expense. The decrease in distribution and marketing expense in the three months ended December 31, 2024 is due to lower theatrical P&A and Premium VOD expense associated with the theatrical slate releases in the current quarter, and lower Motion Picture home entertainment expense. In the three months ended December 31, 2024, approximately $15.7 million of theatrical P&A and Premium VOD expense was incurred in advance for films to be released in subsequent quarters, compared to approximately $10.5 million in the prior year’s quarter in the Motion Picture segment.
Gross Contribution. Gross contribution of the Motion Picture segment for the three months ended December 31, 2024 decreased as compared to the three months ended December 31, 2023 due to lower Motion Picture revenue, partially offset by lower direct operating expense as a percentage of Motion Picture revenue and lower distribution and marketing expense, as described above.
General and Administrative Expense. General and administrative expenses of the Motion Picture segment decreased $4.7 million, or 17.3%, primarily due to a decrease in incentive based compensation.

LIONSGATE STUDIOS CORP.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the three months ended December 31, 2024 and 2023:

	Three Months Ended
	December 31,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$404.6	$248.4	$156.2	62.9%
Expenses:
Direct operating expense	320.4	219.0	101.4	46.3%
Distribution & marketing expense	8.8	7.8	1.0	12.8%
Gross contribution	75.4	21.6	53.8	249.1%
General and administrative expenses	14.5	13.5	1.0	7.4%
Segment profit	$60.9	$8.1	$52.8	651.9%

Direct operating expense as a percentage of revenue	79.2%	88.2%

Gross contribution as a percentage of revenue	18.6%	8.7%
Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the three months ended December 31, 2024 and 2023. Television Production revenues for the three months ended December 31, 2024 included approximately $114.3 million of revenues from eOne.

	Three Months Ended
	December 31,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Television Production Revenue
Television	$259.9	$182.3	$77.6	42.6%
International	59.3	32.1	27.2	84.7%
Home Entertainment
Digital	55.5	17.4	38.1	219.0%
Packaged Media	1.7	0.3	1.4	466.7%
Total Home Entertainment	57.2	17.7	39.5	223.2%
Other	28.2	16.3	11.9	73.0%
	$404.6	$248.4	$156.2	62.9%

The primary component of Television Production revenue is domestic television revenue. Domestic television revenue increased in the three months ended December 31, 2024 due to an increase of approximately $89.3 million for revenues from eOne in the current quarter, partially offset by a decrease of approximately $13.9 million from the licensing of Starz original series to Starz Networks.

International revenue in the three months ended December 31, 2024 increased $27.2 million, or 84.7% as compared to the three months ended December 31, 2023 due to an increase of approximately $17.7 million for revenues from eOne in the current quarter, and an increase from other third-party international revenue of approximately $13.8 million, partially offset by a decrease of $4.0 million from revenues from the licensing of Starz original series to Starz Networks.

Home entertainment revenue in the three months ended December 31, 2024 increased $39.5 million due to increased third-party digital media revenues, and in particular, digital media revenue in the current quarter for Mad Men Seasons 1 to 7 and Ghosts Season 3.
Other revenue increased $11.9 million in the three months ended December 31, 2024 as compared to the three months ended December 31, 2023, due to increased revenue from 3 Arts Entertainment, which is generated from commissions and executive producer fees earned related to talent management.

LIONSGATE STUDIOS CORP.
Direct Operating Expense. Direct operating expense of the Television Production segment in the three months ended December 31, 2024 increased $101.4 million, or 46.3%, due to the increase in Television Production revenues. Direct operating expenses as a percentage of television production revenue decreased primarily due to the mix of titles generating revenue in the current quarter as compared to the prior year's quarter. In particular, the current quarter’s amortization rate reflected higher revenues on product that has lower direct operating expense as a percentage of revenue, including from older library product, such as Mad Men, from our talent management business, and from library and new content acquired with the eOne acquisition. The amortization rate of older, more successful titles is typically lower than newer titles due to a television series incurring higher amortization expenses in relation to revenues initially, until there are a sufficient number of subsequent seasons ordered and episodes produced, such that revenue can be generated from syndication in domestic and international markets.
Gross Contribution. Gross contribution of the Television Production segment for the three months ended December 31, 2024 increased as compared to the three months ended December 31, 2023, due to higher television production revenue and lower direct operating expenses as a percentage of television production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment increased $1.0 million, or 7.4%. Television Production general and administrative expenses for the three months ended December 31, 2024 included $4.1 million from eOne, partially offset by a decrease in incentive based compensation.

LIONSGATE STUDIOS CORP.
Nine Months Ended December 31, 2024 Compared to Nine Months Ended December 31, 2023
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the nine months ended December 31, 2024 and 2023. Due to the acquisition of eOne, the nine months ended December 31, 2024 includes the results of operations of eOne (acquired December 27, 2023), see Note 3 to our unaudited condensed consolidated financial statements for further details.

	Nine Months Ended
	December 31,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Revenues
Studio Business
Motion Picture (1)	$1,063.3	$1,245.6	$(182.3)	(14.6)%
Television Production (2)	1,062.5	860.7	201.8	23.4%
Total revenues	2,125.8	2,106.3	19.5	0.9%
Expenses:
Direct operating	1,440.9	1,306.0	134.9	10.3%
Distribution and marketing	306.0	346.0	(40.0)	(11.6)%
General and administration	259.4	261.6	(2.2)	(0.8)%
Depreciation and amortization	13.2	11.1	2.1	18.9%
Restructuring and other	75.8	61.5	14.3	23.3%
Total expenses	2,095.3	1,986.2	109.1	5.5%
Operating income	30.5	120.1	(89.6)	(74.6)%
Interest expense	(180.1)	(157.1)	(23.0)	14.6%
Interest and other income	11.4	6.9	4.5	65.2%
Other losses, net	(5.2)	(14.3)	9.1	(63.6)%
Loss on extinguishment of debt	(1.8)	—	(1.8)	n/a
Gain on investments, net	—	2.7	(2.7)	(100.0)%
Equity interests income	8.5	5.7	2.8	49.1%
Loss before income taxes	(136.7)	(36.0)	(100.7)	279.7%
Income tax provision	(13.3)	(16.7)	3.4	(20.4)%
Net loss	(150.0)	(52.7)	(97.3)	184.6%
Less: Net loss (income) attributable to noncontrolling interests	(0.4)	6.2	(6.6)	(106.5)%
Net loss attributable to Lionsgate Studios Corp. shareholders	$(150.4)	$(46.5)	$(103.9)	223.4%
_______________________
nm - Percentage not meaningful.
(1)Motion Picture revenues for the nine months ended December 31, 2024 and 2023, includes $146.2 million and $113.7 million, respectively, of revenues from licensing Motion Picture segment product to the Starz Business.
(2)Television Production revenues for the nine months ended December 31, 2024 and 2023, includes $267.3 million and $308.4 million, respectively, of revenues from licensing Television Production segment product to the Starz Business.
Revenues. Consolidated revenues increased $19.5 million in the nine months ended December 31, 2024 reflecting increased revenue in the Television Production segment, offset by decreased revenue in the Motion Picture segment. Revenues for the nine months ended December 31, 2024 included approximately $355.1 million of revenues from eOne (acquired December 27, 2023, therefore the nine months ended December 31, 2023 included no material comparable revenues).

LIONSGATE STUDIOS CORP.
Motion Picture revenue decreased $182.3 million due to lower home entertainment and theatrical revenue, primarily due to revenue in the prior year's period from John Wick: Chapter 4, and The Hunger Games: The Ballad of Songbirds & Snakes, and lower other revenue which was partially offset by increased international and television revenue. Motion Picture revenues for the nine months ended December 31, 2024 included approximately $53.0 million of revenues from eOne. Motion Picture revenue included $146.2 million of revenue from licensing Motion Picture segment product to the Starz Business, representing an increase of $32.5 million from the nine months ended December 31, 2023.
Television Production revenue increased $201.8 million due to the inclusion of revenue from eOne of $302.1 million and increased other revenue, which was offset by decreases from other domestic television, home entertainment digital and international revenue. Television Production revenue included $267.3 million of revenue from licensing Television Production segment product to the Starz Business, representing a decrease of $41.1 million from the nine months ended December 31, 2023.
See further discussion in the Segment Results of Operations section below.
Direct Operating Expenses. Direct operating expenses by segment were as follows for the nine months ended December 31, 2024 and 2023:

	Nine Months Ended December 31,
	2024		2023		Change
	Amount	% of Segment Revenues	Amount	% of Segment Revenues	Amount	Percent
	(Amounts in millions)
Direct operating expenses
Motion Picture	$538.5	50.6%	$603.6	48.5%	$(65.1)	(10.8)%
Television Production	889.9	83.8	701.8	81.5	188.1	26.8%
Other	12.5	nm	0.6	nm	11.9	nm
	$1,440.9	67.8%	$1,306.0	62.0%	$134.9	10.3%
_______________________
nm - Percentage not meaningful.
Direct operating expenses increased in the nine months ended December 31, 2024, due to higher direct operating expenses of the Television Production segment due to increased revenues from Television Production, partially offset by lower direct operating expenses of the Motion Picture segment due to decreased revenues from Motion Picture. See further discussion in the Segment Results of Operations section below.

Other. Other direct operating expense in the nine months ended December 31, 2024 includes rent cost for production facilities that were unutilized as a result of the industry strikes amounting to $14.6 million, which was not allocated to the segments, and is included in direct operating expense. In addition, other direct operating expense in the nine months ended December 31, 2024 and 2023 includes COVID related charges, if any, net of insurance recoveries.
Distribution and Marketing Expenses. Distribution and marketing expenses by segment were as follows for the nine months ended December 31, 2024 and 2023:

	Nine Months Ended December 31,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Distribution and marketing expenses
Motion Picture	$278.7	$321.7	$(43.0)	(13.4)%
Television Production	27.3	24.3	3.0	12.3%
	$306.0	$346.0	$(40.0)	(11.6)%
U.S. theatrical P&A and Premium VOD expense included in Motion Picture distribution and marketing expense	$181.1	$204.0	$(22.9)	(11.2)%

Distribution and marketing expenses decreased in the nine months ended December 31, 2024 and primarily reflects lower Motion Picture theatrical P&A and Premium VOD expense associated with the theatrical slate releases in the current period and

LIONSGATE STUDIOS CORP.
lower Motion Picture home entertainment distribution and marketing expense. See further discussion in the Segment Results of Operations section below.
General and Administrative Expenses. General and administrative expenses by segment were as follows for the nine months ended December 31, 2024 and 2023:

	Nine Months Ended
	December 31,				Change
	2024	% of Revenues	2023	% of Revenues	Amount	Percent
	(Amounts in millions)
General and administrative expenses
Motion Picture	$73.6		$83.2		$(9.6)	(11.5)%
Television Production	49.3		40.5		8.8	21.7%
Corporate allocations from Lionsgate, excluding allocation of share-based compensation expense	87.6		76.2		11.4	15.0%
Share-based compensation expense	42.2		46.3		(4.1)	(8.9)%
Purchase accounting and related adjustments	6.7		15.4		(8.7)	(56.5)%
Total general and administrative expenses	$259.4	12.2%	$261.6	12.4%	$(2.2)	(0.8)%

General and administrative expenses decreased in the nine months ended December 31, 2024, resulting from decreased Motion Picture general and administrative expenses, purchase accounting and related adjustments and share-based compensation expense, partially offset by increased corporate general and administrative expenses and Television Production general and administrative expenses. Studio Business general and administrative expenses for the nine months ended December 31, 2024 included approximately $18.0 million from eOne. See further discussion in the Segment Results of Operations section below.
As discussed in Components of Results of Operations, following the Separation, the Shared Services Agreement facilitates the allocation of substantially all corporate general and administrative expenses to the Company. For periods prior to the Separation, the Company has been allocated a portion of Lionsgate’s total corporate expenses which are included in general and administrative expenses. Corporate general and administrative expenses increased approximately $11.4 million, or 15.0%, primarily due to approximately $9.0 million of corporate general and administrative expenses from eOne.
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

	Nine Months Ended
	December 31,
	2024	2023
	(Amounts in millions)
Share-based compensation is comprised of:
Studio employee share-based compensation expense	$31.4	$34.2
Allocation of Lionsgate corporate and shared employee share-based compensation expense	10.8	12.1
Total share-based compensation included in general and administrative expense	42.2	46.3
Restructuring and other(1)	4.7	7.3
Total share-based compensation expense	$46.9	$53.6
_______________________
(1)Represents share-based compensation expense included in restructuring and other expenses reflecting the impact of the acceleration of vesting schedules for equity awards pursuant to certain severance arrangements.
Purchase accounting and related adjustments include the expense associated with the noncontrolling equity interests in the distributable earnings related to 3 Arts Entertainment, and the non-cash charge for the amortization of the recoupable portion of

LIONSGATE STUDIOS CORP.
the purchase price related to 3 Arts Entertainment, all of which are accounted for as compensation and are included in general and administrative expense. The noncontrolling equity interests in the distributable earnings of 3 Arts Entertainment are reflected as an expense rather than noncontrolling interest in the unaudited condensed consolidated statement of operations due to the relationship to continued employment. Purchase accounting and related adjustments decreased $8.7 million, or 56.5%, primarily due to lower noncontrolling equity interests in the distributable earnings related to 3 Arts Entertainment of $6.9 million associated with a lower noncontrolling interest ownership percentage as a result of our acquisition of an additional interest in 3 Arts Entertainment (see Note 10 to our unaudited condensed consolidated financial statements). In addition, purchase accounting and related adjustments decreased due to lower amortization of the recoupable portion of the purchase price of 3 Arts Entertainment of $1.3 million, due to the amortization period ending in May 2023.
Depreciation and Amortization Expense. Depreciation and amortization of $13.2 million for the nine months ended December 31, 2024 increased $2.1 million from $11.1 million in the nine months ended December 31, 2023.
Restructuring and Other. Restructuring and other increased $14.3 million in the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023, and includes restructuring and severance costs and certain transaction and other costs, when applicable. Restructuring and other costs were as follows for the nine months ended December 31, 2024 and 2023 (see Note 15 to our unaudited condensed consolidated financial statements):

	Nine Months Ended December 31,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Restructuring and other:
Content and other impairments(1)	$25.8	$—	$25.8	n/a
Severance(2)	24.6	31.6	(7.0)	(22.2)%
Transaction and other costs(3)	25.4	29.9	(4.5)	(15.1)%
	$75.8	$61.5	$14.3	23.3%
_______________________
nm - Percentage not meaningful.
(1)Amounts in the nine months ended December 31, 2024 include content impairments of $7.3 million related to the Motion Picture and Television Production segments associated with exiting local production in certain international territories, and impairments of certain operating lease right-of-use and leasehold improvement assets related to the Television Production segment associated with facility leases that will no longer be utilized by the Company primarily related to the integration of eOne.
(2)Severance costs were primarily related to restructuring, acquisition integration activities and other cost-saving initiatives. During the quarter ended December 31, 2024, in connection with the Company's current restructuring plan, approximately 8% of its eligible U.S. employees elected to take advantage of voluntary severance and early retirement packages. A total of approximately $26.1 million in severance expense is expected to be incurred under the voluntary severance program, of which $14.6 million of severance expense was recognized in restructuring and other in the nine months ended December 31, 2024, and the remaining amount is expected to be recognized in the fourth quarter ended March 31, 2025. In the nine months ended December 31, 2023, amounts were due to restructuring activities including integration of the acquisition of eOne, and our Motion Picture and Television Production segments.
(3)Transaction and other costs in the nine months ended December 31, 2024 and 2023 reflect transaction, integration and legal costs associated with certain strategic transactions, and restructuring activities and also include costs and benefits associated with legal and other matters. In addition, transaction and other costs in the nine months ended December 31, 2023 includes approximately $16.6 million of a loss associated with a theft at a production of a 51% owned consolidated entity. The Company expects to recover a portion of this amount under its insurance coverage and from the noncontrolling interest holders of this entity.
Interest Expense. Interest expense of $180.1 million in the nine months ended December 31, 2024 increased $23.0 million from the nine months ended December 31, 2023 due to higher average balances on variable rate corporate debt and film related obligations and a smaller benefit from the interest rate swaps, partially offset by slightly lower average interest rates. The following table sets forth the components of interest expense for the nine months ended December 31, 2024 and 2023:

LIONSGATE STUDIOS CORP.

	Nine Months Ended
	December 31,
	2024	2023
	(Amounts in millions)
Interest Expense
Cash Based:
Revolving credit facility(1)	$44.9	$24.3
Term loans(1)	45.6	67.4
IP credit facilities(2)	24.9	—
Other(3)	42.5	45.8
	157.9	137.5
Amortization of debt issuance costs and other non-cash interest(4)	22.2	19.6
Total interest expense	$180.1	$157.1
_______________________
(1)Prior to the Separation, amounts reflect interest attributable to borrowings outstanding under Lionsgate’s Credit Agreement (including the revolving credit facility, term loan A and term loan B). Subsequent to the Separation, amounts reflect interest attributable to borrowings outstanding under the Company’s Intercompany Note with LGCH (see Note 7).
(2)IP credit facility interest expense includes interest expense associated with the eOne IP Credit Facility and LG IP Credit Facility.
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
Interest and Other Income. Interest and other income of $11.4 million for the nine months ended December 31, 2024 increased as compared to interest and other income of $6.9 million for the nine months ended December 31, 2023 due to higher interest income.
Other Losses, net. Other losses, net of $5.2 million for the nine months ended December 31, 2024 decreased as compared to other losses, net of $14.3 million for the nine months ended December 31, 2023. The decrease is due to lower losses recorded related to our monetization of accounts receivable programs in the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023 (see Note 19 to our unaudited condensed consolidated financial statements) and foreign currency gains in the nine months ended December 31, 2024.
Loss on Extinguishment of Debt. Loss on extinguishment of debt of $1.8 million for the nine months ended December 31, 2024 related to the write-off of debt issuance costs associated with the September 2024 and November 2024 voluntary prepayment of $605.1 million principal amount of the LGTV Term Loan B, and the May 2024 voluntary prepayment of $84.9 million principal amount of the LGTV Term Loan A and $214.1 million of the LGTV Term Loan B. See Note 7 to our unaudited condensed consolidated financial statements.
There was no comparable loss on extinguishment of debt in the nine months ended December 31, 2023.
Gain on Investments, net. Gain on investments, net was nil for the nine months ended December 31, 2024, as compared to $2.7 million for the nine months ended December 31, 2023 related to other investments.
Equity Interests Income. Equity interests income of $8.5 million in the nine months ended December 31, 2024 compared to equity interests income of $5.7 million in the nine months ended December 31, 2023 due to higher equity interest income in the current period.

Income Tax Provision. The Company had an income tax provision of $13.3 million in the nine months ended December 31, 2024, compared to an income tax provision of $16.7 million for the nine months ended December 31, 2023. Our income tax provision differs from the U.S. federal statutory income tax rate of 21% multiplied by income (loss) before taxes

LIONSGATE STUDIOS CORP.
due to the mix of our earnings across the various jurisdictions in which our operations are conducted, changes in valuation allowances against our deferred tax assets, certain minimum income and foreign withholding taxes, and benefits from the release of reserves for uncertain tax benefits due to the close of audits or expirations of statutes of limitations.
Net Loss Attributable to Lionsgate Studios Corp. Shareholders Net loss attributable to our shareholders for the nine months ended December 31, 2024 was $150.4 million, or basic and diluted net loss per common share of $0.53 on 283.3 million weighted average common shares outstanding. This compares to net loss attributable to our shareholders for the nine months ended December 31, 2023 of $46.5 million, or basic and diluted net loss per common share of $0.18 on 253.4 million weighted average common shares outstanding.
Segment Results of Operations and Non-GAAP Measures

See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023", Segment Results of Operations and Non-GAAP measures for a definition of the non-GAAP measure, total segment profit, which when presented outside of the segment information and reconciliations included in Note 16 to our unaudited condensed consolidated financial statements, is considered a non-GAAP financial measure, and should be considered in addition to, not as a substitute for, or superior to, measures of financial performance prepared in accordance with U.S. GAAP. We use this non-GAAP measure, among other measures, to evaluate the aggregate operating performance of our business.
The following table reconciles the GAAP measure, operating income, to the non-GAAP measure, total segment profit, for the nine months ended December 31, 2024 and 2023. In addition, each of segment direct operating expense, distribution and marketing expense and general and administrative expense is reconciled to the respective line items presented in the GAAP-based statement of operations in the preceding section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations which discusses consolidated results of operations.

	Nine Months Ended
	December 31,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Operating income	$30.5	$120.1	$(89.6)	(74.6)%
Corporate general and administrative expense allocations from Lionsgate, excluding allocation of share-based compensation expense	87.6	76.2	11.4	15.0%
Adjusted depreciation and amortization	10.1	7.1	3.0	42.3%
Restructuring and other	75.8	61.5	14.3	23.3%
COVID-19 related charges (benefit)	(2.1)	(0.5)	(1.6)	nm
Content charges	—	1.1	(1.1)	(100.0)%
Unallocated rent cost included in direct operating expense	14.6	—	14.6	n/a
Adjusted share-based compensation expense	42.2	46.3	(4.1)	(8.9)%
Purchase accounting and related adjustments	9.8	19.4	(9.6)	(49.5)%
Total segment profit	$268.5	$331.2	$(62.7)	(18.9)%
_______________________
nm - Percentage not meaningful.

LIONSGATE STUDIOS CORP.

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
The table below sets forth the revenues and segment profit by segment:

	Nine Months Ended
	December 31,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Revenue
Motion Picture	$1,063.3	$1,245.6	$(182.3)	(14.6)%
Television Production	1,062.5	860.7	201.8	23.4%
	$2,125.8	$2,106.3	$19.5	0.9%
Segment Profit
Motion Picture	$172.5	$237.1	$(64.6)	(27.2)%
Television Production	96.0	94.1	1.9	2.0%
Total Segment Profit	$268.5	$331.2	$(62.7)	(18.9)%
See the following discussion for further detail of our individual segments.

Motion Picture
The table below sets forth Motion Picture gross contribution and segment profit for the nine months ended December 31, 2024 and 2023:

	Nine Months Ended
	December 31,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Motion Picture Segment:
Revenue	$1,063.3	$1,245.6	$(182.3)	(14.6)%
Expenses:
Direct operating expense	538.5	603.6	(65.1)	(10.8)%
Distribution & marketing expense	278.7	321.7	(43.0)	(13.4)%
Gross contribution	246.1	320.3	(74.2)	(23.2)%
General and administrative expenses	73.6	83.2	(9.6)	(11.5)%
Segment profit	$172.5	$237.1	$(64.6)	(27.2)%

U.S. theatrical P&A and Premium VOD expense included in distribution and marketing expense	$181.1	$204.0	$(22.9)	(11.2)%

Direct operating expense as a percentage of revenue	50.6%	48.5%

Gross contribution as a percentage of revenue	23.1%	25.7%

Revenue. The table below sets forth Motion Picture revenue by media and product category for the nine months ended December 31, 2024 and 2023. Motion Picture revenues for the nine months ended December 31, 2024 included approximately $53.0 million of revenues from eOne.

LIONSGATE STUDIOS CORP.

	Nine Months Ended December 31,
	2024			2023			Total Increase (Decrease)
	Lionsgate Original Releases(1)	Other Film(2)	Total	Lionsgate Original Releases(1)	Other Film(2)	Total
			(Amounts in millions)
Motion Picture Revenue
Theatrical	$87.3	$3.8	$91.1	$191.0	$3.2	$194.2	$(103.1)
Home Entertainment
Digital Media	265.8	134.5	400.3	359.1	136.2	495.3	(95.0)
Packaged Media	22.8	15.0	37.8	43.9	19.1	63.0	(25.2)
Total Home Entertainment	288.6	149.5	438.1	403.0	155.3	558.3	(120.2)
Television	211.2	23.8	235.0	193.9	20.6	214.5	20.5
International	225.1	59.2	284.3	220.0	35.3	255.3	29.0
Other	8.2	6.6	14.8	17.5	5.8	23.3	(8.5)
	$820.4	$242.9	$1,063.3	$1,025.4	$220.2	$1,245.6	$(182.3)
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
Theatrical revenue decreased $103.1 million in the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023 due to a decrease of $103.7 million from Lionsgate Original Releases due to significant revenue in the prior year’s period from The Hunger Games: The Ballad of Songbirds & Snakes and John Wick:Chapter 4.
Home entertainment revenue decreased $120.2 million, or 21.5%, in the nine months ended December 31, 2024, as compared to the nine months ended December 31, 2023, due to lower digital media revenue and packaged media revenue of $95.0 million and $25.2 million, respectively, primarily due to decreases from Lionsgate Original Releases. Digital media revenue from Lionsgate Original Releases declined $93.3 million due to significant revenue in the prior year's period from John Wick: Chapter 4, titles in the The Hunger Games franchise and Jesus Revolution. Packaged media revenue from Lionsgate Original Releases declined $21.1 million primarily due to revenue in the prior year’s period for John Wick:Chapter 4.
Television revenue increased $20.5 million, or 9.6%, in the nine months ended December 31, 2024, as compared to the nine months ended December 31, 2023 due to an increase from Lionsgate Original Releases of $17.3 million due to a higher revenue generated from our fiscal 2025 and 2024 theatrical slate titles with television windows opening in the current period as compared to the revenue from our fiscal 2024 and fiscal 2023 theatrical slate titles with television windows opening in the prior year’s period.
International revenue increased $29.0 million, or 11.4% in the nine months ended December 31, 2024, as compared to the nine months ended December 31, 2023 due to an increase from Other Film of $23.9 million from our acquired library titles and an increase from Lionsgate Original Releases of $5.1 million due to higher revenue from multi-platform releases which was mostly offset by lower revenue from our theatrical slate titles due to revenue in the prior year period for The Hunger Games: The Ballad of Songbirds & Snakes and John Wick: Chapter 4.

LIONSGATE STUDIOS CORP.
Direct Operating Expense. The decrease in direct operating expenses is due to lower Motion Picture revenue. The increase in direct operating expenses as a percentage of motion picture revenue as compared to the prior year's period, was driven by the change in the mix of titles and product categories generating revenue and in particular, the performance and cost of the titles released in the period, including Borderlands, which had a higher amortization rate as compared to the titles released in the prior year's period. Investment in film write-downs included in Motion Picture segment direct operating expense were $18.8 million in the nine months ended December 31, 2024, as compared to $27.5 million in the nine months ended December 31, 2023.
Distribution and Marketing Expense. The decrease in distribution and marketing expense in the nine months ended December 31, 2024 is due to lower theatrical P&A and Premium VOD expense associated with the theatrical slate releases in the current period and lower home entertainment distribution and marketing expense. In the nine months ended December 31, 2024 approximately $26.0 million of P&A and Premium VOD expense was incurred in advance for films to be released in subsequent quarters, compared to approximately $24.8 million in the nine months ended December 31, 2023 in the Motion Picture segment.
Gross Contribution. Gross contribution of the Motion Picture segment for the nine months ended December 31, 2024 decreased as compared to the nine months ended December 31, 2023 due to the negative contribution of the theatrical slate titles released in the period, including Borderlands, as a result of higher direct operating expense as a percentage of revenue and lower Motion Picture revenue. These decreases in gross contribution were partially offset by lower Motion Picture distribution and marketing expense.
General and Administrative Expense. General and administrative expenses of the Motion Picture segment in the nine months ended December 31, 2024 decreased $9.6 million, or 11.5%, primarily due to a decrease in incentive based compensation, partially offset by an increase in salaries and related expenses.
Television Production
The table below sets forth Television Production gross contribution and segment profit for the nine months ended December 31, 2024 and 2023:

	Nine Months Ended
	December 31,		Change
	2024	2023	Amount	Percent
	(Amounts in millions)
Television Production Segment:
Revenue	$1,062.5	$860.7	$201.8	23.4%
Expenses:
Direct operating expense	889.9	701.8	188.1	26.8%
Distribution & marketing expense	27.3	24.3	3.0	12.3%
Gross contribution	145.3	134.6	10.7	7.9%
General and administrative expenses	49.3	40.5	8.8	21.7%
Segment profit	$96.0	$94.1	$1.9	2.0%

Direct operating expense as a percentage of revenue	83.8%	81.5%

Gross contribution as a percentage of revenue	13.7%	15.6%
Revenue. The table below sets forth Television Production revenue and changes in revenue by media for the nine months ended December 31, 2024 and 2023. Television Production revenues for the nine months ended December 31, 2024 included approximately $302.1 million of revenues from eOne.

LIONSGATE STUDIOS CORP.

LIONSGATE STUDIOS CORP.

	Nine Months Ended
	December 31,		Change
	2024	2023	Amount	Percent
Television Production	(Amounts in millions)
Television	$733.1	$554.2	$178.9	32.3%
International	144.8	137.7	7.1	5.2%
Home Entertainment
Digital	108.7	113.4	(4.7)	(4.1)%
Packaged Media	3.0	1.0	2.0	200.0%
Total Home Entertainment	111.7	114.4	(2.7)	(2.4)%
Other	72.9	54.4	18.5	34.0%
	$1,062.5	$860.7	$201.8	23.4%

The primary component of Television Production revenue is domestic television revenue. Domestic television revenue increased in the nine months ended December 31, 2024 due to an increase of approximately $246.9 million for revenues from eOne in the current period, partially offset by decreases of $50.9 million from other third-party domestic television revenue and $16.8 million from the licensing of Starz original series to Starz Networks. The decrease from other third-party domestic television revenue was due to significant revenue in the prior year’s period from The Continental and lower revenue from reality television programs.

International revenue in the nine months ended December 31, 2024 increased $7.1 million, or 5.2% as compared to the nine months ended December 31, 2023 due to an increase of approximately $36.7 million for revenues from eOne in the current period, which was mostly offset by a decrease of $30.9 million from revenues from the licensing of Starz original series to Starz Networks.

Home entertainment revenue in the nine months ended December 31, 2024 decreased $2.7 million, or 2.4% as compared to the nine months ended December 31, 2023 due to lower third party digital media revenues which reflected significant revenue in the prior year's period for The Continental, and lower revenues of $6.2 million from the licensing of Starz original series to Starz Networks. These decreases were offset by the inclusion of approximately $12.7 million of revenues from eOne in the current period.
Other revenue in the nine months ended December 31, 2024 increased $18.5 million, or 34.0% from the nine months ended December 31, 2023, due to increased revenue from 3 Arts Entertainment, which is generated from commissions and executive producer fees earned related to talent management.
Direct Operating Expense. Direct operating expense of the Television Production segment in the nine months ended December 31, 2024 increased $188.1 million, or 26.8%, due to the increase in Television Production revenues. Direct operating expenses as a percentage of television production revenue increased primarily due to the mix of titles generating revenue in the current period as compared to the prior year's period, and in particular, the prior year's period included significant revenue from The Continental which has a lower amortization rate as compared to the current period. There were investment in film and television programs write-downs of $0.4 million included in Television Production segment direct operating expense in the nine months ended December 31, 2024, as compared to $6.6 million in the nine months ended December 31, 2023.
Gross Contribution. Gross contribution of the Television Production segment for the nine months ended December 31, 2024 increased as compared to the nine months ended December 31, 2023, due to increased television production revenue, partially offset by higher direct operating expenses as a percentage of television production revenue.
General and Administrative Expense. General and administrative expenses of the Television Production segment increased $8.8 million, or 21.7%. Television Production general and administrative expenses for the nine months ended December 31, 2024 included $15.0 million from eOne and an increase in professional fees, partially offset by a decrease in incentive based compensation.

LIONSGATE STUDIOS CORP.
Liquidity and Capital Resources

Sources of Cash
Our liquidity and capital requirements in the nine months ended December 31, 2024 were provided principally through cash generated from operations, our Intercompany Note, Intercompany Revolver, eOne IP Credit Facility, LG IP Credit Facility, our film related obligations (as further discussed below), the monetization of trade accounts receivable and prior to the Separation, Lionsgate’s Senior Credit Facilities and parent net investments. Prior to the Separation, from time to time, sources of cash also included cash generated from the Starz Business and contributed to the Studio Business through parent net investment.
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
As of December 31, 2024 we had cash and cash equivalents of $186.2 million.
Corporate Debt
Our corporate debt at December 31, 2024, excluding film related obligations discussed further below, consisted of the following:
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
The Intercompany Note at December 31, 2024, excluding the Intercompany Revolver and film related obligations discussed further below, consisted of the following:
•LGTV Revolver. We have a $1.1 billion revolving credit facility (with $390.0 million outstanding at December 31, 2024) due April 2026 (the “LGTV Revolver”). We maintain significant availability under our LGTV Revolver, which is currently used to meet our short-term liquidity requirements, and could also be used for longer term liquidity requirements.
•LGTV Term Loan A. We have a term loan A facility due April 2026 (the “LGTV Term Loan A”), with $314.4 million outstanding at December 31, 2024.
In November 2024, the Company paid in full the term loan B facility due March 2025 (the “LGTV Term Loan B”, and, together with the LGTV Revolving Credit Facility and the LGTV Term Loan A, the “Intercompany Note”).

LIONSGATE STUDIOS CORP.
•Intercompany Revolver: In connection with the Separation and Business Combination, on May 13, 2024, LGAC International LLC, a Delaware limited liability company and wholly owned consolidated subsidiary of the Company (“LGAC International”) and Lions Gate Capital Holdings 1, Inc., a Delaware corporation and subsidiary of Lionsgate (“LGCH1”) entered into a revolving credit agreement (the “Intercompany Revolver”), pursuant to which LGAC International and LGCH1 agreed to make revolving loans to each other from time to time provided that the net amount owing by one party to the other at any particular time may not exceed $150.0 million. There was $134.4 million outstanding and due to LGCH1 at December 31, 2024. The Intercompany Revolver will, among other things, terminate in connection with a full separation of the entities.
•eOne IP Credit Facility: In July 2024, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the "eOne IP Credit Facility") based on and secured by the Company’s intellectual property rights primarily associated with certain titles acquired as part of the eOne acquisition. The maximum principal amount of the eOne IP Credit Facility is $340.0 million, subject to the amount of collateral available, which is based on the valuation of unsold rights from the libraries, with $331.5 million outstanding as of December 31, 2024. The eOne IP Credit Facility matures on July 3, 2029.
•LG IP Credit Facility: In September 2024, certain subsidiaries of the Company entered into a senior secured amortizing term credit facility (the "LG IP Credit Facility") based on and secured by the Company’s intellectual property rights primarily associated with certain titles. In November 2024 and December 2024, the Company closed amendments which increased the maximum principal amount of the LG IP Credit Facility to $850.0 million as of December 31, 2024, subject to the amount of collateral available, which is based on the valuation of unsold rights from the libraries. As of December 31, 2024, $850.0 million was outstanding under the LG IP Credit Facility. The LG IP Credit Facility matures on September 30, 2029.
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

Film Related Obligations
We utilize our film related obligations to fund our film and television productions. Our film related obligations at December 31, 2024 include the following:
•Production Loans: Production loans represent individual and multi-title loans for the production of film and television programs that we produce or license. The majority of the Company’s production loans have contractual repayment dates either at or near the expected completion or release dates, with the exception of certain loans containing repayment dates on a longer term basis. At December 31, 2024, there was $1,346.0 million outstanding of production loans.
•Production Tax Credit Facility: At December 31, 2024, we had a $260.0 million non-recourse senior secured revolving credit facility due January 2025 based on collateral consisting solely of certain of the Company’s tax credit receivables (the “Production Tax Credit Facility”). As of December 31, 2024, tax credit receivables amounting to $353.1 million represented collateral related to the Production Tax Credit Facility. Cash collections from the underlying collateral (tax credit receivables) are used to repay the Production Tax Credit Facility. At December 31, 2024 there was $257.8 million outstanding under the Production Tax Credit Facility. In January and February 2025, the Company entered into amendments to the Production Tax Credit Facility which extended the maturity to January 27, 2028 and increased the maximum principal amount to $280.0 million.

LIONSGATE STUDIOS CORP.
•Film Library Facility: In July 2021, as amended in September 2022, certain of our subsidiaries entered into a senior secured amortizing term credit facility due July 2027 (the “Film Library Facility”) based on the collateral consisting solely of certain of our rights in certain acquired library titles, including the Spyglass and other recently acquired libraries. The maximum principal amount of the Film Library Facility is $161.9 million, subject to the amount of collateral available, which is based on the valuation of cash flows from the libraries. At December 31, 2024 there was $87.5 million, outstanding under the Film Library Facility.
•Backlog Facility and Other:
◦Backlog Facility. In March 2022, as amended in August 2022, certain subsidiaries of the Company entered into a committed secured revolving credit facility (the “Backlog Facility”) based on collateral consisting solely of certain of the Company’s fixed fee or minimum guarantee contracts where cash will be received in the future. The maximum principal amount of the Backlog Facility is $175.0 million, subject to the amount of eligible collateral contributed to the facility. The Backlog Facility revolving period finishes on May 16, 2025, at which point cash collections from the underlying collateral is used to repay the facility. The facility maturity date is up to two years and 90 days after the revolving period ends, currently August 14, 2027. As of December 31, 2024 there was $151.9 million outstanding under the Backlog Facility.

◦Other. The Company has other loans which are secured by accounts receivable and contracted receivables which are not yet recognized as revenue under certain licensing agreements. Outstanding loan balances under these “other” loans must be repaid with any cash collections from the underlying collateral if and when received by the Company, and may be voluntarily repaid at any time without prepayment penalty fees. As of December 31, 2024, there was $27.1 million outstanding under the "other" loans, with a contractual repayment date in July 2025. As of December 31, 2024, accounts receivable amounting to $20.8 million and contracted receivables not yet reflected as accounts receivable on the balance sheet at December 31, 2024 amounting to $11.0 million represented collateral related to the “other” loans.

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
In addition, the Company has a redeemable noncontrolling interest balance of $99.7 million as of December 31, 2024, related to its acquisition of a controlling interest, consisting of a limited liability company interest in 3 Arts Entertainment, and $93.2 million included in other liabilities- non current representing the compensatory portion of the 3 Arts Entertainment noncontrolling interest which may require the use of cash in the event the holders of the noncontrolling interests require the Company to repurchase their interests (see Note 10 to our unaudited condensed consolidated financial statements).
We may from time to time seek to retire or purchase or refinance our outstanding debt through cash purchases, and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, refinancing’s, or otherwise. Such repurchases or exchanges or refinancing’s, if any, will depend on prevailing market conditions, our liquidity requirements, our assessment of opportunities to lower interest expense, contractual restrictions and other factors, and such repurchases or exchanges could result in a charge from the early extinguishment of debt. The amounts involved may be material.

LIONSGATE STUDIOS CORP.
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

LIONSGATE STUDIOS CORP.
Material Cash Requirements from Known Contractual and Other Obligations. Our material cash requirements from known contractual and other obligations primarily relate to our Intercompany Note and film related obligations. The following table sets forth our significant contractual and other obligations as of December 31, 2024 and the estimated timing of payment:

	Total	Next 12 Months	Beyond 12 Months
	(Amounts in millions)
Future annual repayment of debt and other obligations recorded as of December 31, 2024 (on-balance sheet arrangements)
Corporate debt:
Intercompany Revolver(1)	$134.4	$134.4	$—
Intercompany Note(1)
LGTV Revolver	390.0	—	390.0
LGTV Term Loan A	314.4	—	314.4
eOne IP Credit Facility(1)	331.5	34.0	297.5
LG IP Credit Facility(1)	850.0	85.0	765.0
Film related obligations(2)	1,870.3	1,421.2	449.1
Content related payables(3)	41.8	33.5	8.3
Operating lease obligations	341.5	47.5	294.0
	4,273.9	1,755.6	2,518.3
Contractual commitments by expected repayment date (off-balance sheet arrangements)
Film related obligations commitments(4)	263.3	141.7	121.6
Interest payments(5)	358.2	131.7	226.5
Other contractual obligations	430.7	93.4	337.3
	1,052.2	366.8	685.4
Total future repayment of debt and other commitments under contractual obligations (6)	$5,326.1	$2,122.4	$3,203.7

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
(5)Includes cash interest payments on our Intercompany Note, eOne IP Credit Facility, LG IP Credit Facility, and film related obligations, based on the applicable SOFR interest rates at December 31, 2024, net of payments and receipts from the Company’s interest rate swaps, and excluding the interest payments on the revolving credit facility as future amounts are not fixed or determinable due to fluctuating balances and interest rates.
(6)Not included in the amounts above are $93.2 million included in other liabilities-non current representing the compensatory portion of the 3 Arts Entertainment noncontrolling interest and $99.7 million of redeemable noncontrolling interest, as future amounts and timing are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments (see Note 10 to our unaudited condensed consolidated financial statements).
For additional details of contingencies, see Note 17 to our unaudited condensed consolidated financial statements.

LIONSGATE STUDIOS CORP.

Post Completion of the Starz Separation of the Restructuring of Corporate Debt
In connection with Lionsgate’s planned separation of Lionsgate Studios Corp. and the Starz Business (the “Starz Separation”), we anticipate that the LGTV Revolver and LGTV Term Loan A will be terminated. Additionally, upon completion of the Starz Separation, the Exchange Notes are expected to become obligations of the Company, while the Existing Notes, amounting to $325.1 million will remain obligations of the Starz Business. Our ability to fund our operations and capital needs depends upon our ability to generate ongoing cash from operations and our access to the capital markets.
We further anticipate the Company will enter into new revolving credit and asset backed facilities with an aggregate principal amount sufficient to repay the then current outstanding principal balances of the LGTV Revolver and LGTV Term Loan A. Interest rates on borrowings are expected to be based on prevailing market interest rates for borrowers of a similar size and credit rating as us, which we currently estimate to be more than our current rates on the existing LGTV Revolver and LGTV Term Loan A. However, there can be no assurance we can obtain financing at these rates which will depend on a number of factors including the market conditions at the time. The amounts to be refinanced prior to or at the time of the completion of the Starz Separation will differ from amounts outstanding as of December 31, 2024 and depending on the market conditions and cash levels at the Company at the time of the completion of the Starz Separation, the Company could borrow more than or less than the amounts outstanding under our existing debt arrangements.
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

Discussion of Operating, Investing, Financing Cash Flows
Cash, cash equivalents and restricted cash decreased by $90.9 million for the nine months ended December 31, 2024 and increased by $45.5 million for the nine months ended December 31, 2023, before foreign exchange effects on cash. Components of these changes are discussed below in more detail.
Operating Activities. Cash flows provided by (used in) operating activities for the nine months ended December 31, 2024 and 2023 were as follows:

	Nine Months Ended December 31,
	2024	2023	Net Change
	(Amounts in millions)

Net Cash Flows Provided By (Used In) Operating Activities	$(362.9)	$401.5	$(764.4)

Cash flows used in operating activities for the nine months ended December 31, 2024 were $362.9 million compared to cash flows provided by operating activities of $401.5 million for the nine months ended December 31, 2023.
The decrease in cash provided by operating activities is due to greater cash used in changes in operating assets and liabilities of $798.8 million. The decrease in cash provided by changes in operating assets and liabilities was driven by higher cash used for investment in film and television programs, increases in amounts due from the Starz Business, decreases in participations and residuals, and greater decreases in accounts payable and accrued liabilities, partially offset by greater proceeds from decreases in accounts receivable, net, and increases in deferred revenue.

LIONSGATE STUDIOS CORP.
Investing Activities. Cash flows used in investing activities for the nine months ended December 31, 2024 and 2023 were as follows:

	Nine Months Ended December 31,
	2024	2023
	(Amounts in millions)
Investing Activities:
Net proceeds from purchase price adjustments for eOne acquisition (see Note 3)	$12.0	$—
Purchase of eOne, net of cash acquired (see Note 3)	—	(331.1)
Proceeds from the sale of other investments	1.5	5.2
Investment in equity method investees and other	(2.0)	(11.3)
Acquisition of assets (film library and related assets)	(35.0)	—
Other	0.8	16.5
Capital expenditures	(9.9)	(5.1)
Net Cash Flows Used In Investing Activities	$(32.6)	$(325.8)
Cash flows used in investing activities were $32.6 million for the nine months ended December 31, 2024 compared to cash flows used in investing activities of $325.8 million for the nine months ended December 31, 2023, primarily due to cash used for the acquisition of a film library and related assets, partially offset by proceeds from the settlement of certain working capital items pursuant to the Purchase Agreement for eOne in the current period as compared to cash used for the purchase of eOne, net of cash acquired, in the prior year’s period.
Financing Activities. Cash flows provided by (used in) financing activities for the nine months ended December 31, 2024 and 2023 were as follows:

	Nine Months Ended December 31,
	2024	2023
	(Amounts in millions)
Financing Activities:
Debt- borrowings	$3,555.6	$2,270.5
Debt- repurchases and repayments	(3,317.0)	(1,926.0)
Net proceeds from (repayments and repurchases of) debt	238.6	344.5

Film related obligations- borrowings	1,494.9	1,072.9
Film related obligations- repayments	(1,582.3)	(1,317.7)
Net proceeds from (repayments of) film related obligations	(87.4)	(244.8)

Net cash proceeds from the Business Combination and related transactions	281.7	—
Parent net investment	(95.5)	(127.6)
Other financing activities	(32.8)	(2.3)
Net Cash Flows Provided By (Used In) Financing Activities	$304.6	$(30.2)

Cash flows provided by financing activities were $304.6 million for the nine months ended December 31, 2024 compared to cash flows used in financing activities of $30.2 million for the nine months ended December 31, 2023. Parent net investment reflects the net funding provided to or distributions received from the Starz Business prior to the Separation.
Cash flows provided by financing activities for the nine months ended December 31, 2024 primarily reflects the net proceeds from the Business Combination and related transaction of $281.7 million and net proceeds from debt of $238.6 million, which was partially offset by net film related obligations repayments of $87.4 million, and cash used for other financing activities of $32.8 million. Net proceeds from debt of $238.6 million in the nine months ended December 31, 2024 included the below transactions, along with required repayments on our term loans and borrowings and repayments under our revolving credit facility for working capital purposes:

•In May 2024, we used the proceeds from the Business Combination to prepay $84.9 million principal amount of the LGTV Term Loan A and $214.1 million of the LGTV Term Loan B.
•In July 2024 and September 2024, we borrowed $340.0 million under the eOne IP Credit Facility and $455.0 million under the LG IP Credit Facility, respectively. In September 2024, we used the proceeds from the LG IP Credit Facility to prepay $355.1 million principal amount of the LGTV Term Loan B.
•In November 2024, we borrowed $265.0 million under the LG IP Credit Facility, and used the net proceeds to pay in full the remaining $250.0 million principal amount of the Term Loan B.
•In December 2024, we borrowed $130.0 million under the LG IP Credit Facility.
Cash flows used in parent net investment for the nine months ended December 31, 2024 of $95.5 million consists of cash pooling and general financing activities and funding to the Starz Business to settle amounts due from the Starz Business related to the Company’s licensing arrangements with the Starz Business prior to the Separation.
Cash flows used in financing activities for the nine months ended December 31, 2023 primarily reflects net film related obligations repayments of $244.8 million due to net repayments under production loans and the Production Tax Credit Facility of $165.2 million and net repayments under the Backlog Facility, Film Library Facility and other of $79.6 million. These uses of cash were partially offset by net proceeds from debt of $344.5 million in the nine months ended December 31, 2023, which included net borrowings under our revolving credit facility of $375.0 million to fund the purchase of eOne, which were offset by required repayments on our term loans and payments for other financing activities of $2.3 million.
Cash flows used in parent net investment for the nine months ended December 31, 2023 of $127.6 million consists of cash pooling and general financing activities and funding to the Starz Business to settle amounts due from the Starz Business related to the Company’s licensing arrangements with the Starz Business.
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
Certain of our borrowings, primarily borrowings under our Intercompany Note, eOne IP Credit Facility, LG IP Credit Facility, and our film related obligations, are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. The applicable margin with respect to loans under the LGTV Revolver and LGTV Term Loan A is a percentage per annum equal to SOFR plus 0.10% plus 1.75% margin. Advances under the eOne Credit Facility and LG IP Credit Facility bear interest at a rate equal to Term SOFR plus 2.25% per annum. Assuming the LGTV Revolver is drawn up to its maximum borrowing capacity of $1.1 billion, based on the applicable SOFR in effect as of December 31, 2024, each quarter point change in interest rates would result in a $5.6 million change in annual net interest expense on the LGTV Revolver, LGTV Term Loan A, eOne IP Credit Facility, LG IP Credit Facility, and interest rate swap agreements.
The variable interest film related obligations (which includes our production loans, Production Tax Credit Facility, Film Library Facility, Backlog Facility and other) incur primarily SOFR-based interest, with applicable margins ranging from 0.25% to 3.25% per annum. A quarter point increase of the interest rates on the variable interest film related obligations would result in $3.3 million in additional costs capitalized to the respective film or television asset for production loans (based on the outstanding principal amount of such loans), and a $1.4 million change in annual net interest expense (based on the outstanding principal amount of such loans, and assuming the Production Tax Credit Facility and Backlog Facility are utilized up to their maximum capacity of $260.0 million and $175.0 million, respectively).
The following table presents information about our financial instruments that are sensitive to changes in interest rates. The table also presents the cash flows of the principal amounts of the financial instruments, or the cash flows associated with the notional amounts of interest rate derivative instruments, and related weighted-average interest rates by expected maturity or required principal payment dates and the fair value of the instrument as of December 31, 2024:

	Three Months Ending March 31,	Year Ending March 31,						Fair Value
	2025	2026	2027	2028	2029	Thereafter	Total	December 31, 2024
		(Amounts in millions)
Variable Rates:
Intercompany Revolver(1)	$134.4	$—	—	$—	$—	$—	$134.4	$134.4
Average Interest Rate	6.18%	—	—	—	—	—
LGTV Revolving Credit Facility(1)	—	—	390.0	—	—	—	390.0	390.0
Average Interest Rate	—	—	6.18%	—	—	—
LGTV Term Loan A(1)	—	—	314.4	—	—	—	314.4	313.6
Average Interest Rate	—	—	6.18%	—	—	—
eOne IP Credit Facility(1)	8.5	34.0	34.0	34.0	34.0	187.0	331.5	331.5
Average Interest Rate	6.58%	6.58%	6.58%	6.58%	6.58%	6.58%
LG IP Credit Facility(1)	21.2	85.0	85.0	85.0	85.0	488.8	850.0	850.0
Average Interest Rate	6.58%	6.58%	6.58%	6.58%	6.58%	6.58%
Film related obligations(2)	393.9	1,208.0	—	268.4	—	—	1,870.3	1,870.3
Average Interest Rate	6.28%	5.72%	—	5.84%	—	—
Fixed Rates:
Interest Rate Swaps(3)
Variable to fixed notional amount	—	—	345.0	—	—	—	345.0	0.7
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
(3)Represents interest rate swap agreements on certain of our SOFR-based floating-rate debt with fixed rates paid ranging from 3.803% to 4.045% with maturities in August 2026, September 2026 and December 2026. See Note 18 to our unaudited condensed consolidated financial statements.

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
As of December 31, 2024, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) of the Exchange Act, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated whether any changes occurred to the Company’s internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, such control. Based on that evaluation, there has been no such change during the quarter ended December 31, 2024.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date
3.1	Articles	10-Q	3.1	11/12/2024
3.2	Notice of Articles	10-Q	3.2	11/12/2024
10.41+	Credit, Security and Pledge Agreement dated as of September 30, 2024 with the borrowers, lenders and parents referred to therein, Fifth Third Bank, a National Association, as administrative agent and joint lead arranger, East West Bank, as reserve deposit agent, Zions Bankcorporation, N.A. (d/b/a California Bank & Trust) and First-Citizens Bank & Trust Company as co-documentation agents, and Western Alliance Bank as joint lead arranger	8-K	10.1	12/16/2024
10.42+	Amended and Restated Credit, Security and Pledge Agreement dated as of November 5, 2024 with the borrowers, lenders and parents referred to therein, Fifth Third Bank, a National Association, as administrative agent and joint lead arranger, East West Bank, as reserve deposit agent, Zions Bankcorporation, N.A. (d/b/a California Bank & Trust) and First-Citizens Bank & Trust Company as co-documentation agents, and Western Alliance Bank as joint lead arranger	8-K	10.2	12/16/2024
10.43+	Amendment No. 1 to the Amended and Restated Credit, Security and Pledge Agreement dated as of December 9, 2024 with the borrowers, lenders and parents referred to therein, Fifth Third Bank, a National Association, as administrative agent and joint lead arranger, East West Bank, as reserve deposit agent, Zions Bankcorporation, N.A. (d/b/a California Bank & Trust) and First-Citizens Bank & Trust Company as co-documentation agents, and Western Alliance Bank as joint lead arranger	8-K	10.3	12/16/2024
31.1x	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2x	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1xx	Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101x	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity (Deficit), (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104x	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024 (formatted as Inline XBRL and contained in Exhibit 101).
__________________________

x	Filed herewith
xx
Furnished herewith and not deemed to be "filed" for purposes of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act, or the Exchange Act, irrespective of any general incorporation language contained in such filing

+	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONSGATE STUDIOS CORP.
	By:	/s/ JAMES W. BARGE
		Name:	James W. Barge
DATE: February 10, 2025		Title:	Duly Authorized Officer and Chief Financial Officer